Form 10KSB
period 1994-12-31
METALLURGICAL INDUSTRIES INC
filed 1995-12-29
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of 1934
                  for the fiscal year ended December 31, 1994

Commission file number:  Q-2549

                            BRIA COMMUNICATIONS CORP.
            (Name of Small Business Issuer as stated in its Charter)

       New Jersey                                            22-1644111
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

268 West 400 South, Suite 300, Salt Lake City, Utah                     84101
     (Address of Principal Executive Offices)                         (Zip Code)

                                  (801) 575-8073
                           (Issuer's Telephone Number)

                         Metallurgical Industries, Inc.
         179 Avenue at the Common, Suite 2, Shrewsbury, New Jersey 07702
      (Previous name and address of Issuer's principal executive offices, if changed since the last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities  registered  under Section  12(g) of the Exchange  Act:
          Class A Common Stock, $0.001 Par Value

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ ]    No [X]

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's total revenues for the year ended December 31, 1994, were $535,737.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 1994, was $329,475 and as at November 15, 1995 was $3,498,413.

         The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994 and November 15, 1995, was as follows. (The November 15, 1995, number of shares of Class A common stock reflects a 1-40 reverse stock split that occurred on February 1, 1995. See "Item 5 - Market for Common Equity and Related Stockholder Matters.")
                                                      12/31/94         11/15/95
     Class A Common Stock, (par value $0.001):        8,299,800       26,778,559

     Class B Common Stock, (par value $0.001):        98,438.5        213,438.5

                       Transitional Small Business Format
                                 Yes [ ]  No  [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

     ITEM 1.      DESCRIPTION OF BUSINESS                                      1

     ITEM 2.      DESCRIPTION OF PROPERTY                                      3

     ITEM 3.      LEGAL PROCEEDINGS                                            3

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          5

PART II

     ITEM 5.      COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                8

     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS                         9

     ITEM 7.      FINANCIAL STATEMENTS                                        19

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS               37

PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS           18

     ITEM 10.     EXECUTIVE COMPENSATION                                      19

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS             21

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              24

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                            28

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS



INTRODUCTION

         The term the "Company" refers to Metallurgical Industries, Inc., now known as BRIA Communications Corporation, a New Jersey corporation that is hereafter referred to as the "Company." See "Item 4 - Submission of Matters to a Vote of Security Holders" for a discussion on the Company's name change. The Company's executive offices are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101.

BUSINESS DEVELOPMENT

         The Company was incorporated in New Jersey in 1959. Until 1993, the Company was engaged in the repair of aircraft turbine engine components and the purchase, processing and selling of specialty refractory metals. In 1993, competitive pressure from the aircraft turbine engine original equipment manufacturers ("OEMs") forced the Company to discontinue operations in that market. In addition, low levels of demand, surplus domestic capacity, and increased competition from imports reduced the Company's profit margins in the specialty refractory metals business to below the break-even level. As a result, the Company began a downsizing process of its existing operations. In August 1993, the Company began to aggressively search for new opportunities or replacements for its existing businesses.

         In early 1994, the Company agreed to merge into MAXMusic, Inc., a Delaware corporation ("MAX"). (See the Company's reports on Form 8-K filed on March 11, 1994 and July 12, 1994.) The Company, pursuant to the Agreement and Plan of Merger dated July 11, 1994 ("Merger Agreement"), began extensive restructuring and reorganization. Upon the completion of merger and recapitalization, the shareholders of MAXMusic, Inc. would have exchanged 100% of their shares for a minimum of 80% of the Class A common stock of the Company. However, MAX rescinded the merger on November 8, 1994, pursuant to the Merger Agreement's provisions. See also "Item 6 - Management Discussion and Analysis" for information regarding MAX and this rescission.

         On March 18, 1994, a petition was filed in the U.S. Bankruptcy Court against the Company requesting an order for relief under Chapter 7 of Bankruptcy Code (case No: 94-31635). This involuntary bankruptcy petition was filed by three of the Company's major creditors with claims totaling approximately $147,000. MAXMusic agreed to purchase the debts of the three creditors and the original petitioners stipulated to an extension of time to answer the petition until June 1, 1994. This information was disclosed in Form 8-K Current Report filed with SEC on April 11, 1994. On June 28, 1994, the Company reached a settlement with the petitioning creditors and a payment was put in escrow to settle the debt. On July 27, 1994, the U.S. Bankruptcy Court dismissed the petition pursuant to 11 U.S.C. Section 303(j) of the United States Bankruptcy Code.

         The Company ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994, to facilitate the sale of the final Company assets in preparation for a planned merger with MAXMusic, Inc. The four employees were terminated on September 30, 1994, after which the Company's officers, directors, and certain consultants (see Item 6- Management Discussion and Analysis for a description of the Company's major consultant, Canton Financial Services Corporation) sought to merge with or acquire a viable entity.

         In September 1994, the Company placed its two wholly owned subsidiaries, Intermet Resources, Inc., and Advanced Welding and Coating Services, Inc., into Chapter 7 bankruptcy, case numbers 94-36556 and 94-36561, respectively. The decision to file for bankruptcy stemmed from the fact that neither subsidiary was profitable or, in management's decision, had prospects of becoming profitable. A trustee was appointed by the Court. At a hearing before the U. S. Bankruptcy Court in Trenton, New Jersey, on December 7, 1994, the Chapter 7 filings were accepted and the assets of both corporations were liquidated. See also "Item 3 - Legal Proceedings" for information on these bankruptcies.

         In August 1994, the Company repaid its largest secured creditor, Midlantic National Bank, in full. In September 1994, the Company settled with another secured creditor, who was an officer and director of the Company, by selling him the remaining equipment owned by the Company for $5,000. This settled a debt totaling approximately $92,000 plus interest. The equipment had not been sold by the Company after diligent efforts on its part for over a year.

         On or about June 30, 1994, the Company's charter was involuntarily dissolved by the State of New Jersey for failure to file its 1994 annual tax return and remit the necessary fees due to preserve its status as a corporation in good standing. The Company paid the State of New Jersey $5,652.66 to settle all outstanding obligations on or about September 30, 1995. On November 29, 1995, the Company filed Form CBT-100 (corporate business tax return) with the State of New Jersey. The Company received its Certificate of Reinstatement of a Corporation in Good Standing on December 22, 1995, that was effective on December 20, 1995.

BUSINESS OF ISSUER (Subsequent to December 31, 1994)

         While the Company began searching for merger or acquisition candidates, it became involved in the barter and trade industry. On March 1, 1995, the Company appointed Richard Lifschutz ("Lifschutz") as the Company's president and a director. See "Item 6 - Management's Discussion and Analysis, Change in Corporate Management" for a discussion on the Company's change in management and control. Lifschutz is very experienced in the barter industry and has been an Itex broker for many years. (Itex is America's largest barter exchange.) Soon after the arrival of Lifschutz, the Company began trading restricted shares of its publicly traded Class A common stock for other tangible assets such as media and trade credits. See "Item 6 - Management Discussion and Analysis" for a discussion of the results of operations.

         The Company entered into a Stock Exchange Agreement on December 1, 1995, by and between it and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provides for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

         The legal and beneficial shareholders of AltaChem's common stock "ACS," include James Tilton, the Company's current chief executive officer and one of its directors, and ADS Group, Inc., a Belgian corporation whose majority shareholder and president is Aster De Schrijver and whose chief executive officer is James Tilton. Jane Zheng is the wife of James Tilton. See "Item 9 Directors, Executive Officers and Control Persons" and "Item 12 - Certain Relationships and Related Transactions" for more information on Tilton, ADS Group and De Schrijver. These shares were issued with the understanding that they will be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS owns a 75% interest in the Company and the Company owns 100% of AltaChem.

         To encourage AltaChem and ACS to enter into the Stock Exchange Agreement, on August 3, 1995, the Company's board of directors unanimously appointed James Tilton, Jane Zheng and Aster De Schrijver to serve as directors of the Company. Upon the resignation of Richard D. Surber, on August 5, 1995, from the position as a director of the Company and as its secretary/treasurer, the board of directors appointed Ms. Zheng to serve as secretary/treasurer, and also appointed Mr. Tilton as the chief executive officer of the Company. Mr. Surber resigned for personal reasons and with no disagreements or disputes with the Company or its management.

         Since May 1995, the Company has been engaged in merger negotiations with AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The document being discussed to formalize this merger is a Stock Exchange Agreement that would provide for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem from the legal and beneficial owners of AltaChem's common stock, which shareholders include Mr. James Tilton, ADS Group, Inc., and indirectly Mr. Aster De Schrijver and shall hereinafter be referred to as "ACS." In consideration for this proposed stock transfer, the Company has issued 21,623,996 shares of its Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance. These shares were issued with the understanding that they will be retired in the event the merger does not transpire. The net effect of this stock exchange (which would be effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS would own a 75% interest in the Company and the Company would own 100% of AltaChem.




ITEM 2.  DESCRIPTION OF PROPERTY



         The Company's principal offices are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company receives office space, accounting, secretarial services and office supplies from Canton Financial Services Corporation, a Nevada corporation ("CFSC"), pursuant to a Consulting Agreement dated May 16, 1995. According to the agreement, the Company pays CFSC with shares of the Company's Class A common stock. For another discussion on this Consulting Agreement, see "Item 6 - Management Discussion and Analysis" and "Item 12 Certain Relationships and Related Transactions." The Company expects to relocate its offices upon a successful merger or acquisition.

ITEM 3.  LEGAL PROCEEDINGS



         The  following   discussion   describes  all  material   pending  legal
proceedings involving the Company.

         In   September   1994,   the  Company   placed  its  two   wholly-owned
subsidiaries, Intermet Resources, Inc., and Advanced Welding and Coating Services, Inc., into Chapter 7 bankruptcy, case numbers 94-36556 and 94-36561, respectively. The decision to file for bankruptcy stemmed from the fact that neither subsidiary was profitable or, in then-management's decision, had prospects of becoming profitable. A trustee was appointed by the Court. At a hearing before the U. S. Bankruptcy Court in Trenton, New Jersey, on December 7, 1994, the Chapter 7 filings were accepted and the assets of both corporations were liquidated. See "Item 1 - Description of Business" for additional information on these subsidiaries.

         On March 18, 1994, a petition was filed in the U.S. Bankruptcy Court against the Company requesting an order for relief under Chapter 7 of Bankruptcy Code (case No: 94-31635). This involuntary bankruptcy petition was filed by three of the Company's major creditors with claims totaling approximately $147,000. MAXMusic agreed to purchase the debts of the three creditors and the original petitioners stipulated to an extension of time to answer the petition until June 1, 1994. This information was disclosed in a Form 8-KSB filed with SEC on April 11, 1994. On Jun 28, 1994, the Company reached a settlement with the petitioning creditors and a payment was put in escrow to settle the debt. On July 27, 1994, the U.S. Bankruptcy Court dismissed the petition pursuant to 11 U.S.C. Section 303(j) of the United States Bankruptcy Code.

         Between November 1986 and March 1994, the Company leased office and plant site at 1 Coldstream Way, Tinton Falls, New Jersey from Mid-Monmouth Realty Association, whose principal offices are at 75 Eisenhower Parkway, Roseland, New Jersey. The Environmental Cleanup and Responsibility Act ("ECRA") of New Jersey imposed a number of obligations on the Company; however, since the Company does not own its facility in Tinton Falls, the obligations are jointly and severally the obligations of the Company and Landlord. On November 29, 1995, the New Jersey Department of Environmental Protection and Energy (NJDEPE) completed a review of this site with the cooperation of Company's former landlord. NJDEPE requested that the Company/landlord do further sampling on various portions of the site, such as the storage and waste tanks, the former settling pond, pipe discharges, below-ground-surface soil and groundwater. The Company/landlord is also required to submit a revised Remedial Action Schedule and summarized analytical results on the samplings.

         The Company and the Landlord entered into a lease modification in October 1993 under which, among other things, the landlord agreed to perform whatever environmental study and remediation would be required to satisfy the NJDEPE. The Company agreed to reimburse the landlord for the costs associated with this, all of which is secured. The first $100,000 is secured and subordinate only to the secured interest of Midlantic National Bank, taxes owed to Internal Revenue Services, and State of New Jersey taxes. Any liability in excess of $100,000 is secured but subordinate to security interest of the same entities plus that of Ira Friedman and Lawrence Friedman. As of November 15, 1995, the landlord has not advised the Company of the cost it has incurred and has not disclosed to the Company the results of the studies and tests it has conducted. The company had insurance policies with Greater New York Mutual Insurance Company which the Company believes should cover approximately $100,000 of the cleanup costs. Although the insurance company has indicated that it would decline coverage, in the opinion of the Company's special insurance counsel and with the support of New Jersey case law, the Company believes that it has insurance coverage for the first $100,000 incurred in remediating the Tinton Falls plant site. However, no assurance can be given that Greater New York Mutual Insurance Company will cover any costs incurred at this site.

         The Company brought suit in New Jersey Superior Court in September 1991 against Lawrence S. Lorman, the former Executive Vice President and Chief Financial Officer of the Company, alleging breach of his employment contract dated June 13, 1990. Mr. Lorman countersued in New Jersey Superior Court against the Company and Messrs. Ira Friedman, Lawrence Friedman, and Ross Radtke alleging breach of his employment contract. In August 1994, the countersuit filed by Lawrence Lorman was dismissed without prejudice by the New Jersey Superior Court. Mr. Lorman agreed to pay the legal expenses that the Company incurred in the suit against him (approximately $6,000) and the lawsuit was dropped.

         On August 3, 1993, Praxair Inc., filed a lawsuit against the Company for the amount of $9,858. The suit was filed with the Union County Superior Court, docket number is 004773-93, and was dismissed with prejudice by the court.

         North Tool and Manufacturing Company filed a lawsuit against the Company on August 5, 1993, in Monmouth County Small Claims Court, docket number 93007704, seeking $4,285 in past due bills. A judgment for the amount of $4,285 has been issued against the company and remains unsatisfied; however, the amount has been accrued on the Company's financial statements for the year ended December 31, 1994.

         Globe Petroleum Inc. filed a lawsuit against the Company on August 17, 1993, in Monmouth County Small Claims Court, docket number 93003632, for the amount of $1,183. The Company believes that the suit, if the plaintiff were to prevail, will have no material impact on the Company's financial position due to the nominal dollar amount involved; however, no such assurances can be given.

         On August 18, 1993, Spragues Oil Services Inc. filed a lawsuit against the Company in Monmouth County Small Claims Court, docket numbers 93003700 for the amount of $1,075. A judgment for the amount of $1,075 has been issued against the company and is yet to be satisfied. The Company has accrued this amount on its 1994 financial statements.

          Jersey Printing Associates Inc. filed a lawsuit against the Company seeking $871 on August 30, 1993, in Monmouth County Small Claims Court, docket number 93008510. A judgment for the amount of $269 was sought against the Company and remains unsatisfied. $269 has been recorded on the Company's 1994 financial statements.

          On September 20, 1993, Monmouth Building Center Inc. filed a lawsuit against the Company in Monmouth County Small Claims Court, docket number 93004174, seeking $926. This case is still pending. The Company believes that the suit, if the plaintiff were to prevail, will have no material impact on the Company's financial position due to the nominal dollar amount involved; although no such assurances can be given.

         Budget Rent-A-Car Inc. received an unsatisfied judgment against the Company in the amount of $3,826 as a result of the lawsuit it filed against the Company on January 11, 1994, in Monmouth County Small Claims Court, docket number SC-00000367-94DC. Damages of $3,734 were sought and have been recorded on the Company's financial statements for the year ended December 31, 1994.

         Eaton Financial Corporation filed a lawsuit against the Company on August 22, 1994, in Monmouth County Superior Court, docket number SL-004706-94, seeking $27,159. The suit was dismissed with prejudice by the court.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



          The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year 1994.

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS AFTER DECEMBER 31, 1994.

         On February 17, 1995, the Company mailed all of its shareholders a notice of a special meeting to be held on March 14, 1995 and asked them to consider and vote upon the following matters:

1. PROPOSAL NO. 1 - amend the Company's Articles of Incorporation to increase the number of the Company's authorized shares of Class A common stock to two hundred million (200,000,000) and Class B common stock to two hundred and twenty thousand (220,000);

2. PROPOSAL NO. 2 - amend the Company's Certificate of Incorporation to reduce the par value per share of Class A and Class B Common Stock of the Company from $0.10 to $0.001;

3. PROPOSAL NO. 3 - amend the Company's Certificate of Incorporation to permit amendments to the Company's Certificate of Incorporation by a majority vote of the Company's shareholders;

4. PROPOSAL NO. 4 - ratify the appointment of Michael L. Roper, CPA, as the Company's independent auditor for the fiscal year ending December 31, 1994;

5. PROPOSAL NO. 5 - amend the Company's Certificate of Incorporation to change the Company's name to BRIA Communications Corp;

6. PROPOSAL NO. 6 - transact such other business as may properly come before the Special Meeting or any adjournment thereof.

          Included with the notice of meeting was a proxy statement furnished in connection with the solicitation of proxies by the Board to be voted at the special meeting. Due to an inability to form a proper quorum on March 14, 1995, the meeting was adjourned to March 21, 1995. As of March 21, 1995, the total number of shares eligible to vote was approximately 306,516, of which 153,258 (or at least 50%) was required to constitute a quorum. The number of shares represented at the meeting was 157,544 (or 51%).

          The Board of Directors removed Proposal 4 from the agenda of the Special Meeting because it had decided against engaging Michael L. Roper, CPA, as its independent auditor for the fiscal year ending December 31, 1994.

          This March 14, 1995, Special Meeting was called by the Board of Directors to effectuate changes management deemed necessary for the Company's survival. All of the Board of Directors and the owners of at least two-thirds of the shares voted at the meeting, by actual votes or written consent thereto, and approved the following proposals: to increase the number of authorized shares of the Company to two hundred million shares of Class A common stock and two hundred twenty thousand shares of Class B common stock, par value $0.10; to amend the Company's Certificate of Incorporation to reduce the par value per share of Class A and Class B Common Stock of the Company from $0.10 to $0.001; to amend the Company's Certificate of Incorporation to permit amendments to the Company's Certificate of Incorporation to be effected by a majority of shareholders; and to change the company's name to BRIA Communications Corp., effective April 1, 1995. Now that the Company is in good standing with the State of New Jersey, it is in the process of filing a Certificate of Amendment to the Certificate of Incorporation that sets forth these changes with the State of New Jersey. See "Item 1 - Description of Business" for an additional discussion on the Company's corporate status in New Jersey.

PROPOSALS(1)(2)         Number of Shares That       Number of Shares That      Number of         Abstentions
                        Voted For Proposal          Voted Against Proposal     Shares Not
                                                                               Represented1
Proposal No. 1          143,832                              13,712            148,971.5         Not Applicable

Proposal No. 2          143,672                              13,872            148,971.5         Not Applicable

Proposal No. 3          143,999                              13,545            148,971.5         Not Applicable

Proposal No. 5          145,147                              12,397            148,971.5         Not Applicable

(1) Proposals 1,2,3 and 5 involved an amendment to the Company's articles of incorporation and therefore required two-thirds majority vote (or 105,029 voting shares) of the quorum represented at the meeting to pass and thus be approved.

(2) Proposal 4 was withdrawn at the discretion of the board of directors because it decided against engaging Michael L. Roper, CPA, as its independent auditor for the fiscal year ending December 31, 1994. See "Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for a discussion on the Company's past and present independent auditors.


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



         The following table sets forth the prices of the Company's Class A common stock in the over-the-counter market for each quarter during fiscal years 1993 and 1994 and the first three quarters of fiscal year 1995. The National Association of Securities Dealer, Inc. was the source of the information for these prices. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

                                  BID QUOTATION

         Fiscal Year 1993             High ($)       Low ($)
         Quarter ended 03/31/93         3.75           1.25
         Quarter ended 06/30/93         1.50           0.50
         Quarter ended 09/30/93         1.25           0.03
         Quarter ended 12/31/93         0.63           0.09

         Fiscal Year 1994
         Quarter ended 03/31/94         1.19           0.16
         Quarter ended 06/30/94         0.69           0.28
         Quarter ended 09/30/94         0.34           0.25
         Quarter ended 12/31/94         0.28           0.03

         Fiscal Year 1995
         Quarter ended 03/31/95         1.87*          1.25*
         Quarter ended 06/30/95         1.25*          0.50*
         Quarter ended 09/30/95         1.50*          0.50*

* These quotes reflect the 1-for-40 Reverse Stock Split of the Company's Class A common stock effective February 1, 1995.

         On February 1, 1995, the Board of Directors unanimously approved a 1-for-40 reverse stock split of the Class A Common Stock (the "Reverse Stock
Split"). The bid price of the Class A common stock before the Reverse Stock Split was $1/32, roughly three cents per share whereas after the Reverse Stock Split, on February 6, 1995, the bid price was $1.13. Simultaneous with the Reverse Stock Split, the Board of Directors decreased the authorized number of shares to assure that the rights and preferences of the holders of outstanding shares of Class A Common Stock were not adversely affected by the reverse split. The percentage of authorized shares of Class A Common Stock that remained unissued after the Reverse Stock Split did not significantly exceed the percentage of authorized shares of Class A Common Stock that was unissued before the Reverse Stock Split. Pursuant to the Reverse Stock Split, the authorized number of shares of Class A Common Stock decreased from 10,000,000 to 250,000, although the total capitalization of the Company and the intrinsic value of each shareholders' investment did not change significantly when the Reverse Stock Split took effect. The authorized number of shares of Class A stock was later raised to 200,000,000 at the March 21, 1995, special shareholders' meeting. See "Item 4 - Submission of Matters to a Vote of Security Holders" for additional information on the special meeting.

STOCKHOLDERS

         The approximate number of stockholders (of record) of Class A common stock was 500 on December 31, 1994, holding 8,299,800 shares. As of November 15, 1995, there were approximately 694 shareholders of record holding approximately 26,778,559 shares of the Company's Class A common stock, which takes the February 1, 1995, reverse stock split (as discussed above) into account. The Class B common stock was held by only one stockholder of record as of December 31, 1994, who owned 98,438.5 shares. On November 15, 1995, there were two stockholders of record owning 213,438.5 shares of the Company's Class B common stock.

DIVIDENDS

         Due to its limited cash flow, the Company has not declared a cash dividend for the past two fiscal years on either the Class A Common Stock or the Class B Common Stock and does not anticipate doing so in the near future.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND PLAN OF OPERATION



COMPARISON OF FISCAL 1994 AND FISCAL 1993

         During June 1994, the Company ceased all active operations. This cessation significantly affected the Company's performance for fiscal 1994 relative to fiscal 1993.

DISCUSSION OF OPERATIONS

         The Company ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994 in order to facilitate the sale of the final Company assets in preparation for a proposed merger with MAXMusic, Inc. The services of the four employees were terminated on September 30, 1994.

         On February 14, 1994, the Company signed a Binding Letter of Intent with MAXMusic, Inc., a Delaware corporation located in Denver, Colorado ("MAX"). The Letter of Intent called for recapitalization of the Company and a subsequent merger between MAX and the Company. This information was disclosed in a Form 8-K filed with the Commission on March 11, 1994. On July 11, 1994, MAX and the Company signed a Definitive Merger Agreement. A current report on Form 8-K and a press release regarding this definitive agreement were issued on July 12, 1994.

         The Company was advised on November 8, 1994, that MAX was exercising its option to rescind the Definitive Merger Agreement pursuant to the terms of the Definitive Merger Agreement. MAX had signed promissory notes totaling over $776,000 plus accrued interest, that were due on July 31, 1994. These notes would have been eliminated as part of the merger, however, since the merger was cancelled, $287,000 worth of the notes, including interest, became immediately due with the remaining $489,250 worth of notes, plus accrued interest, becoming due over a twelve month period.

         MAX filed Chapter 7 bankruptcy on March 3, 1995, claiming that no assets were available for bankruptcy liquidation to unsecured creditors such as the Company. The Company does not expect to receive any portion of the $776,000 worth of promissory notes and will not unless MAX's bankruptcy trustee declares that assets are available to MAX's unsecured creditors. As of November 15, 1995, no such declaration had been made and the Company does not expect such a statement to be made in the future. The Company is currently in negotiations to settle this matter although no assurances can be given that this will in fact occur. See "Item 1 - Description of Business" for an additional discussion on this rescinded merger.

         In   September   1994,   the  Company   placed  its  two   wholly-owned
subsidiaries, Intermet Resources, Inc., and Advanced Welding and Coating Services, Inc. ("AWACS"), into Chapter 7 bankruptcy, case numbers 94-36556 and 94-36561, respectively. The decision to file for bankruptcy stemmed from the fact that neither subsidiary was profitable or, in then-management's decision, had prospects of becoming profitable. A trustee was appointed by the Court. At a hearing before the U. S. Bankruptcy Court in Trenton, New Jersey, on December 7, 1994, the Chapter 7 filings were accepted and the assets of both corporations were liquidated.

         Control of the Company shifted to Richard D. Surber in December 1994, pursuant to a Settlement Agreement dated December 16, 1994, by and among the Company, Ira L. Friedman, formerly the president, chief executive officer and a director of the Company ("Friedman"), Richard T. Johnson, formerly the chief financial officer, vice president of finance and a director of the Company ("Johnson"), The Canton Industrial Corporation, a Nevada corporation ("Canton"), and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") (the
"Settlement  Agreement").   The  Settlement  Agreement  resolved  disputes  over
agreements that involved consulting arrangements and organizational consolidations among the Company, Canton and A-Z, many of which were never consummated. Richard D. Surber, a director and the chief executive officer of Canton, is the president and sole director of A-Z. Mr. Surber's control arose from his appointment as the Company's president and a director, and his indirect beneficial ownership of voting securities. The basis of Mr. Surber's control is described below. Canton and A-Z may be deemed affiliates by virtue of being under common control. See "Item 1 - Description of Business and Item 6 Management Discussion and Analysis, Changes in Corporate Management" for additional information on this settlement and the change in control of the Company.

         In consideration for the release by Canton and A-Z of the Company, Friedman and Johnson from any and all claims, causes of action, and obligations relating to the agreements, Friedman and Johnson appointed Richard D. Surber as president and director of the Company and agreed to appoint two other persons to the Company's board that Canton would nominate. Canton nominated Bobby G. Welch, II and Christopher Swaner as directors of the Company and both were in fact appointed. The Settlement Agreement also called for Friedman and Johnson to resign from their positions and request that the Company's other officers and directors also resign. Effective December 16, 1994, the Company's officers along with directors Keith R. Garrity and Edward Mentzer resigned. The board of directors appointed Mr. Surber to fill Mr. Garrity's term as a director. Effective December 17, 1994, Friedman, Johnson and Lawrence S. Friedman resigned from the board of directors, leaving Mr. Surber as the Company's sole director, until the appointments of Mr. Welch and Mr. Swaner in January 1995. See "Item 6
- Management Discussion and Analysis, Changes in Corporate Management" for additional information on the change in control of the Company.

         In addition, as payment for services rendered prior to 1995, the Company agreed to issue Friedman, Johnson, and Lawrence Friedman 10% of the then issued and outstanding Class A Common Stock on March 24, 1995 after any reverse stock split excluding any shares owned by Friedman, Johnson, and Lawrence Friedman. The shares were issued on April 1, 1995 when the number of issued and outstanding Class A Common Stock was 1,860,080 (excluding shares owned by the three former officers and directors). The Company issued such shares as follows:
4.9% to Friedman, 4.9% to Johnson, and 0.2% to Lawrence Friedman. Consequently, Friedman and Johnson each received 91,144 shares and Lawrence Friedman received 3,720 shares.

         Immediately after Mr. Surber's December 16, 1994 appointment as president and a director of the Company, the principal offices of the Company moved from Tinton Falls, New Jersey, to 268 West 400 South, Suite 300, Salt Lake City, Utah. The services of Canton Financial Services Corporation, a Nevada corporation and wholly owned subsidiary of Canton ("CFSC"), were initially retained pursuant to the Settlement Agreement and later pursuant to a Consulting Agreement dated May 16, 1995. The Settlement Agreement stipulated Canton's initial compensation at 1,612,000 restricted shares of the Company's Class A common stock for services relating to the completion of the Company's proxy statement. See "Item 4 - Submission of Matters to a Vote of Security Holders" for more information on this proxy statement. After the relocation of corporate offices, the Company became largely dependent on CFSC's services. Pursuant to the Consulting Agreement, which was retroactively effective on February 18, 1995, CFSC has continued to provide a variety of consulting services and administrative tasks in exchange for a monthly fee based on the rates at which the services of CFSC's employees are billed that is payable in the restricted shares of the Company's Class A common stock. The Consulting Agreement's term is one year; however, it is terminable with 30 days notice and it can be extended on a monthly basis. CFSC has provided the Company with office space as well as internal record keeping, the preparation of reports required to be filed with Securities and Exchange Commission ("SEC"), the negotiation of settlement of the Company's debts, and the search for a viable merger or acquisition candidate. The Company was acquainted with AltaChem through CFSC's efforts.

DISCUSSION OF OPERATIONS (Since December 31, 1994)

         On February 1, 1995, the Board of Directors unanimously approved a 1-for-40 reverse stock split of the Class A Common Stock (the "Reverse Stock
Split"). The bid price of the Class A common stock before the Reverse Stock Split was $1/32, roughly three cents per share whereas after the Reverse Stock Split, on February 6, 1995, the bid price was $1.13. Simultaneous with the Reverse Stock Split, the Board of Directors decreased the authorized number of shares to assure that the rights of the holders of outstanding shares of Class A Common Stock were not adversely affected by the reverse split. The percentage of authorized shares of Class A Common Stock that remained unissued after the Reverse Stock Split did not significantly exceed the percentage of authorized shares of Class A Common Stock that was unissued before the Reverse Stock Split. Pursuant to the Reverse Stock Split, the authorized number of shares of Class A Common Stock decreased from 10,000,000 to 250,000, although the total capitalization of the Company and the intrinsic value of each shareholders' investment did not change significantly when the Reverse Stock Split took effect. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters" for an additional discussion on this stock split.

         A Special Meeting of Shareholders of the Company was scheduled for March 14, 1995; however, because of the lack of a quorum, it was adjourned to and completed on March 21, 1995 (the "Meeting"). The Meeting was called by the board of directors to effectuate changes it deemed necessary for the Company's survival. All of the directors and the owners of at least two-thirds of the shares voted at the Meeting, by actual votes or written consent thereto, and approved the following proposals: to increase the number of authorized shares of the Company to two hundred million shares of Class A common stock and two hundred twenty thousand shares of Class B common stock, par value $0.10; to amend the Company's Certificate of Incorporation to reduce the par value per share of Class A and Class B Common Stock of the Company from $0.10 to $0.001; to amend the Company's Certificate of Incorporation to permit amendments to the Company's Certificate of Incorporation to be effected by a majority of shareholders; and to change the company's name to BRIA Communications Corp., effective April 1, 1995. A Certificate of Amendment to the Certificate of Incorporation was filed with the Secretary of State of New Jersey on December 20, 1995, which sets forth these changes. See "Item 1 - Description of Business" for an additional discussion on the Company's corporate status in New Jersey and see "Item 4 - Submission of Matters to a Vote of Security Holders" for additional information regarding the special meeting of shareholders.

         One of the more important results of the Meeting was to increase the amount of authorized but unissued shares of common stock. When combined with the heightened attraction of the Class A common stock due to its increased price, which stemmed from the Reverse Stock Split, this increase in authorized shares has made it possible for the Company to issue shares of its common stock to settle a portion of its debts as well as to trade and barter for other assets. See immediately below for additional information on the Company's acquisition of other assets and settlement of debts.

         Through the efforts of CFSC, in the Spring of 1995 the Company was able to settle debts with 16 of the Company's creditors. The terms typically offered by the Company to its creditors involve the issuance of restricted shares of common stock in the Company equal to 10% of the amount of each debt in exchange for the creditors' complete discharge of such liabilities. The Company issued 158,166 restricted shares of the Class A common stock in exchange for the written discharge of $233,726 in debt. This debt settlement campaign reduced the Company's accounts payable from over $900,000 on December 31, 1994, to less than $700,000 on September 30, 1995. Although the Company is still attempting to settle its existing liabilities, no assurances can be given that any additional debts will be settled for a number of shares of common stock acceptable to the Company.

         While the Company began searching for merger or acquisition candidates, it became involved in the barter and trade industry. On March 1, 1995, the Company appointed Richard Lifschutz ("Lifschutz") as the Company's president and a director. Lifschutz is very experienced in the barter industry and has been an Itex broker for many years. (Itex is America's largest barter exchange.) Soon after the arrival of Lifschutz, the Company began trading its publicly-traded Class A common stock for other tangible assets such as media and trade credits, including the following:

              - the purchase of $500,000 worth of media credits on July 31, 1995, from Associated Reciprocal Traders ("ART"), a British Virgin Island corporation, in exchange for 500,000 restricted shares of the Company's Class A common stock.

              - the sale of 200,000 shares of its Class A restricted common stock, effective July 11, 1995, to Itex Corporation, a Nevada corporation, in exchange for 100,000 ITEX Trade Dollars which can be used on the Itex Barter Exchange to acquire a variety of goods and services.

         On March 1, 1995, the Company entered into two Consulting Agreements, one with Karston Electronics, Ltd., a corporation formed under the laws of the British Virgin Islands ("Karston"), and the other with East-West Trading Corp., a corporation formed under the laws of the West Indies ("East-West"). The Company retained East-West and Karston to assist the Company in general business consulting. As compensation for these services, the Company issued to Karston and East-West each 120,000 shares of its Class A common stock pursuant to Regulation S of the Securities Act of 1933. The Company also granted both Karston and East-West options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.50 per shares to be exercised no later than August 4, 1996.

         Pursuant to a Letter Agreement dated July 7, 1995 and its Addendum dated July 11, 1995, the parties to the December 16, 1994 Settlement Agreement modified certain terms of Settlement Agreement to include, among other terms, the issuance of certain shares of the Company's common stock to Friedman and Johnson. Ira Friedman was issued 85,800 shares, which include 55,800 shares for services rendered prior to 1995 and 30,000 shares for the services that Material Technology, Inc., rendered in 1995, over which Ira Friedman shares control with Richard Johnson. The Company also issued 79,200 shares to Richard Johnson, including 55,800 shares for services rendered prior to 1995 and 23,400 shares for services that Material Technology, Inc. provided during 1995, over which Richard Johnson shares control with Ira Friedman. In addition, the Company issued 20,000 shares to Ira Friedman and Richard Johnson, jointly, for their March 1995 payment of $12,537 to the IRS for payroll taxes. The Company also agreed to use its best efforts to register said shares (as well as all shares issued to Friedman, Lawrence Friedman and Johnson pursuant to paragraph 1(b)(v) of the Settlement Agreement) on an available registration statement format, which may include Form S-8, as soon as it is feasible for the Company to so undertake.

         The Company entered into a Stock Exchange Agreement on December 1, 1995, by and between it and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provides for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

         The legal and beneficial shareholders of AltaChem's common stock "ACS," include James Tilton, the Company's current chief executive officer and one of its directors, and ADS Group, Inc., a Belgian corporation, whose majority shareholder and president is Aster De Schrijver and whose chief executive officer is James Tilton. Jane Zheng is the wife of James Tilton. See "Item 9 Directors, Executive Officers and Control Persons" and "Item 12 - Certain Relationships and Related Transactions" for more information on Tilton, ADS Group and De Schrijver. These shares were issued with the understanding that they will be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS owns a 75% interest in the Company and the Company owns 100% of AltaChem.

         On September 28, 1995, Tianrong Building Material Holding, Ltd., of which James Tilton is the President and a director, purchased 40,000 shares of the Company's Class A Common Stock at $0.25 per share. The Company has received the payment of $10,000. See "Item 9 - Directors, Executive Officers and Control Persons" and "Item 12 - Certain Relationships and Related Transactions" for more information on James Tilton and his relationship with ACS and AltaChem.

CHANGES IN CORPORATE MANAGEMENT

         As discussed in the preceding paragraphs of this Item 6, the Company experienced a change in management on December 16, 1994, when the Company's officers and directors resigned and appointed Richard Surber as the Company's president and a director. On January 15 and 16, 1995, Bobby G. Welch II and Christopher Swaner were respectively appointed as a director of the Company.

CHANGES IN CORPORATE MANAGEMENT (Subsequent to December 31, 1994)

         On March 1, 1995, Richard Surber resigned as president of the Company. The board of directors accepted this resignation and appointed him as the Company's Secretary/Treasurer and appointed Richard Lifschutz ("Lifschutz") as the President and a director of the Company. See "Item 1 - Description of Business" and "Item 6 - Management Discussion and Analysis - Discussion of Operations" for additional information on Lifschutz's appointment.

         For personal reasons and with no complaints, disagreements or disputes with the Company or its management in any respect, Mr. Welch resigned as director on March 3, 1995. Mr. Swaner resigned due to personal reasons and not because of any disagreements or disputes with the Company or its management in any respect, on March 30, 1995. Mark Knudson ("Knudson") was appointed as a director of the Company on March 30, 1995, to fill the vacancy created by Christopher Swaner's resignation. Mr. Knudson subsequently resigned on July 31, 1995 without any disagreements with the Company.

         To encourage AltaChem and ACS to enter into the Stock Exchange Agreement, on August 3, 1995, the Company's board of directors unanimously appointed James Tilton, Jane Zheng and Aster De Schrijver to serve as directors of the Company. See "Item 1 - Description of Business" and the preceding paragraphs of this item for additional information regarding this merger. James Tilton and Aster De Schrijver are officers and directors of AltaChem, and, aside from these positions, are the beneficial owners, directly or indirectly, of 100% of AltaChem's common stock. Jane Zheng is the wife of James Tilton. See "Item 11
- Security Ownership of Certain Beneficial Owners and Management" and "Item 12 Certain Relationships and Related Transactions" for more information on James Tilton, Jane Zheng and Aster De Schrijver. Upon the resignation of Richard D. Surber, on August 5, 1995, from the position as a director of the Company and as its secretary/treasurer, the board of directors appointed Ms. Zheng to serve as Secretary/Treasurer, and also appointed Mr. Tilton as the chief executive officer of the Company. Mr. Surber resigned for personal reasons and with no disagreements or disputes with the Company or its management. For more information on these officers and directors, please see "Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         The Company is not aware of any arrangements that may result in a change in control of the Company in the future.

Results of Operations

         Revenues for 1994 were $535,737 compared to $2,758,018 for 1993, a decrease of $2,222,281, or 81%. The sharp decline is due to the fact that the Company ceased all active operations on or about June 1994. During 1994, the Company generated $327,734 from Refractory Metals Division (RMD), $163,371 from Intermet Resources Inc., and $44,632 from miscellaneous sales. See "Item 1 Description of Business, Business of Issuer" or "Item 6 - Management Discussion and Analysis" for additional information on these subsidiaries.

         Costs of sales decreased from $3,442,695 in 1993 to $559,828 in 1994. Costs of sales as a percentage of Revenue was 104% for 1994 compared to 125% for 1993. The higher level in 1993 was attributable to reduced level of demand, surplus domestic capacity, growing level of imports, and acquisition of several major customers by competitors. The percentage improved in 1994 due to the cessation of two subsidiaries' operations, AWACS and RMD, which had historically been low-margin businesses.

         Selling, general and administrative expenses for 1994 decreased to $1,043,582 from $1,765,797 for 1993. The decrease was due to the reduction in staff and the lower level of activity resulting from the asset liquidation process.

         Interest expense decreased to $31,440 from $102,422 in 1993. The decline was due to the reduction in principal owed to Midlantic National Bank
(MNB), a secured creditor. In August 1994, the Company repaid the debt owed to MNB in full.

         Loss before extraordinary items as a percentage of sales was 205% for 1994 and 93% for 1993. The actual loss before extraordinary items was $1,099,113 for 1994 compared to 2,552,896 to 1993.

         The Company sustained a loss $97,503 from disposition of assets in 1994 compared to $0 for 1993. During 1994, the Company wound up its businesses and many assets were liquidated at prices significantly below the original costs.

         The Company incurred a net loss of $1,135,434 for 1994 as compared to a net loss of $2,552,896 for 1993. The substantial loss for these years was mainly attributable to losses sustained as a result of the Company's liquidation of operations.

Capital Resources and Liquidity

         During 1994 and 1995, the Company settled a portion of its existing liabilities and issued stock as a means to pay its creditors as well as consultants and other professionals for various services rendered.

         The deficiency in working capital of the Company increased from $1,131,086 in 1993 to $1,243,431 in 1994 as a result of the liquidation of fixed assets at prices substantially below the cost.

         Net stockholders' deficit in the Company was $1,201,718 in 1994, as compared to $750,193 in 1993. The decline is primarily attributable to operating losses and loss on disposition of assets sustained in 1994.




ITEM 7.  FINANCIAL STATEMENTS



         Please see Pages F-1 through F-17 for the financial statements the Company is required to file in this report.














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 7.        FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report.................................................F-2

Independent Auditor's Report.................................................F-3

Consolidated Balance Sheets..................................................F-4

Consolidated Statements of Operations........................................F-5

Statements of Consolidated Stockholders Equity...............................F-6

Statements of Consolidated Cash Flows........................................F-7

Notes to Consolidated Financial Statements...................................F-8

                       ANDERSON, ANDERSON & STRONG, L.C.
              Certified Public Accountants & Business Consultants
                         941 East 3300 South, Suite 202
                           Salt Lake City, Utah 84106



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
 Metallurgical Industries, Inc.


We have audited the consolidated balance sheet of Metallurgical Industries, Inc. and subsidiaries as of December 31, 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Metallurgical Industries, Inc. and subsidiaries for the years ended December 31, 1993 and December 31, 1992 were audited by other auditors. Their report dated March 21, 1994 included an explanatory paragraph that described uncertainties as to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Metallurgical Industries, Inc. and subsidiaries as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
December 22, 1995

     BROZA, BLOCK & RUBINO                                           GRAND PLAZA
                                                                601 Grand Avenue
    CERTIFIED PUBLIC ACCOUNTANTS, P.A.             Asbury Park, New Jersey 07712
                                                     (908) 774-0100 Fax 774-7242


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Metallurgical Industries, Inc.

We have audited the accompanying consolidated balance sheets of Metallurgical Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metallurgical Industries, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for the two years ended December 31, 1993, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,552,896 during the year ended December 31, 1993, and, as of that date, had a working capital deficiency of $1,131,086 and an accumulated deficit of $5,440,552. As described more fully in Notes 4 and 15 to the financial statements, the Company is in default on its loan agreements with a bank and in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BROZA, BLOCK & RUBINO
Certified Public Accountants

March 21, 1994

Member of AICPA Division for Certified Public Accountant Firms - SEC and Private Companies Practice Sections

                                                       Abraham E. Block, CPA
                                                       Anthony Rubino, CPA
                                                       Jerome C. Donovan, CPA
                                                       Ralph Ciambrone, Jr., CPA

                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                                                                                                        1994           1993
                                                        ASSETS                                      -----------    -----------

    CURRENT ASSETS:
         Cash ................................................................................... $         166   $      6,006
         Accounts receivable ....................................................................                      291,221
         Inventory ..............................................................................          --          482,089
         Other current assets                                                                              --              925
                                                                                                    -----------    -----------
                                                       TOTAL CURRENT ASSETS .....................           166        780,241
                                                                                                    -----------    -----------

    PROPERTY AND EQUIPMENT, at cost:
         Machinery and equipment ................................................................          --          491,168
         Leasehold improvements and other equipment .............................................          --           82,672
                                                                                                    -----------    -----------

            Total Property and Equipment ........................................................          --          573,840
         Less accumulated depreciation ..........................................................          --         (226,785)
                                                                                                    -----------    -----------
                                                 NET PROPERTY AND EQUIPMENT .....................          --          347,055
                                                                                                    -----------    -----------

    OTHER ASSETS                                                                                         41,713         47,452
                                                                                                    -----------    -----------
                                                               TOTAL ASSETS ..................... $      41,879  $   1,174,748
                                                                                                    ===========    ===========



                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
         Notes payable - bank ................................................................... $        --      $   297,130
         Notes payable - officers and directors .................................................        59,310        145,835
         Accounts payable .......................................................................     1,030,592      1,246,673
         Other current liabilities ..............................................................       153,695        208,856
         Current portion of capital lease obligation                                                       --           12,833
                                                                                                    -----------    -----------
                                                  TOTAL CURRENT LIABILITIES .....................     1,243,597      1,911,327
                                                                                                    -----------    -----------

    LONG-TERM DEBT - NET OF CURRENT PORTION
         Long-term capital leases ...............................................................          --           13,614
                                                                                                    -----------    -----------
    STOCKHOLDERS'  EQUITY (DEFICIT):
         Common stock:
            Class A, $.10 par value, shares issued and outstanding,
              8,299,800 and 3,622,654 ...........................................................       829,980        362,265
            Class B $.10 par value, shares issued and outstanding,
              98,438 (convertible into Class A shares) ..........................................         9,844          9,844
         Capital in excess of par value .........................................................     4,534,444      4,318,250
         Accumulated deficit ....................................................................    (6,575,986)    (5,440,552)
                                                                                                    -----------    -----------
                                       TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .....................    (1,201,718)      (750,193)
                                                                                                    -----------    -----------
                                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $ ...................  $     41,879  $   1,174,748
                                                                                                    -----------    -----------

                                     See  accompanying   notes  to  consolidated financial statements.

                                                                       F-4



                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1994, 1993 and 1992


                                                                  1994               1993                1992
                                                              -----------        -----------        ------------
REVENUE ...............................................     $     535,737   $      2,758,018    $      3,177,901
                                                              -----------        -----------        ------------

COSTS AND EXPENSES:
     Cost of sales ....................................           559,828          3,442,695           3,285,196
     Selling, general and administrative ..............         1,043,582          1,765,797           1,536,266
     Interest .........................................            31,440            102,422             108,339
                                                               -----------        -----------        ------------
                                                                1,634,850          5,310,914           4,929,801
                                                               -----------        -----------        ------------
LOSS BEFORE EXTRAORDINARY ITEMS: ......................        (1,099,113)        (2,552,896)         (1,751,900)

EXTRAORDINARY ITEMS:
     Loss on disposition of assets ....................           (97,503)              --                 --
     Gain from elimination of debt ....................            61,182               --                 --
                                                               -----------        -----------        ------------
                                                                  (36,321)              --                 --
                                                               -----------        -----------        ------------
NET LOSS ..............................................       $(1,135,434)  $     (2,552,896)  $      (1,751,900)
                                                               ===========        ===========        ============

NET LOSS PER SHARE:
     Loss before extraordinary items ..................       $     (0.15)  $          (1.03)  $           (0.88)
     Extraordinary item ...............................             (0.01)               --                  --
                                                               -----------        -----------        ------------
NET LOSS PER SHARE ....................................       $     (0.16)  $          (1.03)  $           (0.88)
                                                               ===========        ===========        ============

AVERAGE COMMON SHARES OUTSTANDING .....................         7,206,422          2,486,983           1,989,315


                                          See accompanying notes to consolidated financial statements

                                                                       F-5


                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                                         Capital
                                                Class A        Class A       Class B       Class B      In Excess     Accumulated
                                                Shares         Amount        Shares        Amount        Of Par         Deficit
                                              -----------    -----------   -----------   -----------   -----------   -------------
BALANCE, December 31, 1991 .................   1,549,217  $    154,922       98,438    $    9,844    $   2,776,365  $ (1,135,756)

    Shares issued through private
      placement ............................     423,437        42,343         --            --          1,486,885          --
    Net loss for the year ..................       --            --            --            --              --       (1,751,900)
                                              -----------    -----------   -----------   -----------   -----------   -------------
BALANCE, December 31, 1992 .................   1,972,654       197,265       98,438         9,844        4,263,250    (2,887,656)

    Exercise of stock options ..............   1,400,000       140,000         --            --             55,000          --

    Additional shares issued ...............     250,000        25,000         --            --              --             --

    Net loss for the year ..................       --            --            --            --              --       (2,552,896)
                                              -----------    -----------   -----------   -----------   -----------   -------------
BALANCE, December 31, 1993 .................   3,622,654       362,265       98,438         9,844        4,318,250    (5,440,552)

    Exercise of stock options ..............   4,487,800       448,780         --            --            216,194          --

    Additional shares issued for services ..     189,346        18,935         --            --              --             --

    Net loss for the year ..................       --            --            --            --              --       (1,135,434)
                                              -----------    -----------   -----------   -----------   -----------   -------------
BALANCE, December 31, 1994 .................   8,299,800    $  829,980       98,438     $   9,844     $  4,534,444  $ (6,575,986)
                                              ===========    ===========   ===========   ===========   ===========   =============

                                   See   accompanying   notes  to   consolidated financial statements.

                                                                       F-6


                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                   1994          1993          1992
                                                                                ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................................  $(1,135,434) $ (2,552,896) $ (1,751,900)
                                                                               -----------   -----------   -----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Depreciation and amortization ........................................       16,595       206,594       152,718
      Common stock issued for services .....................................      683,909           --            --
      Loss on disposal of property .........................................       97,503       (38,260)      (10,606)
      Abandonment of fixed assets ..........................................          --         26,722           --
      Gain from elimination of debt ........................................      (61,182)          --            --
      (Increase) decrease in accounts receivable ...........................      291,221       124,070       350,622
      (Increase) decrease in inventories ...................................      482,089     1,859,117      (248,135)
      (Increase) decrease in other assets ..................................        6,664        32,700       168,449
      Increase (decrease) in accounts payable ..............................     (154,899)      272,611       562,739
      Increase (decrease) in accrued liabilities ...........................      (55,161)      (20,654)      (76,350)
                                                                               -----------   -----------   -----------

                                                   Total adjustments .......    1,306,739     2,462,900       899,437
                                                                               -----------   -----------   -----------

                    Net cash provided (used) by operating activities .......      171,305       (89,996)     (852,463)
                                                                               -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash payments for the purchase of property ..............................          --         (9,587)     (410,002)
   Cash proceeds from the sale of property .................................      232,957       513,262        90,000
                                                                               -----------   -----------   -----------

                    Net cash provided (used) by investing activities .......      232,957       503,675      (320,002)
                                                                               -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and
     issuance of additional shares .........................................          --        220,000           --
   Net proceeds from private placement .....................................          --            --      1,154,228
   Repayment of debt .......................................................          --            --       (100,000)
   Principal payments on capital leases ....................................      (26,447)       (4,743)       (6,471)
   Principal payments on long-term debt ....................................     (297,130)     (719,537)      (33,333)
   Loans from officers and directors .......................................          --        100,000        61,000
   Repayment of officers and directors loans ...............................      (86,525)       (5,165)      (45,000)
                                                                               -----------   -----------   -----------

                    Net cash provided (used) by financing activities .......     (410,102)     (409,445)    1,030,424
                                                                               -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............................       (5,840)        4,234      (142,041)
   Cash, beginning .........................................................        6,006         1,772       143,813
                                                                               -----------   -----------   -----------
   Cash, ending ............................................................  $       166   $     6,006  $      1,772
                                                                               ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES:
   Interest expense ........................................................  $    31,440   $   100,838  $    113,578
                                                                               ===========   ===========   ===========
   Noncash financing activities:
      Issuance of common stock for services ................................  $   683,909   $       --            --
                                                                               ===========   ===========   ===========

                                  See   accompanying   notes   to   consolidated financial statements.


         METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Metallurgical Industries, Inc. and its wholly-owned subsidiaries, Intermet Resources, Inc. and Advanced Welding & Coating Services, Inc. (collectively, the Company). However, since the Company's wholly-owned subsidiaries were dissolved during 1994 through chapter 7 bankruptcies, no accounts of subsidiaries are included in the December 31, 1994 balance sheet. Investment in a joint venture, owned 50% by the Company, was accounted for by the equity method and is included in the accompanying consolidated statement of operations. All significant intercompany transactions have been eliminated.

Nature of Business

The Company is located in the United States and marketed various powdered metals which it either processed or sold without processing. The Company ceased all active operations on June 30, 1994. Since then the Company's activity has been largely restricted to maintaining its corporate legal status, negotiating creditor settlements and searching for mergers or acquisitions.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets on the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Gains and losses on the disposition of fixed assets are recognized in current operations. Fully depreciated fixed assets are written off against accumulated depreciation.

Revenue Recognition

The Company prepares its financial statements on the accrual basis of accounting whereby sales are recognized in the period in which they are shipped. The Company owned certain patents relating to the processing of metals. The patents were sold in June 1993. Royalty income was based on a percentage of sales of the licensed products and was included in income in the period that payments were scheduled to be received.

                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Elimination of debt

The Company's wholly-owned subsidiaries had debt in amount of $61,182 which was discharged in Chapter 7 bankruptcy filings. This amount is reflected in the consolidated statements of operations as a gain from elimination of debt during the year ended December 31, 1994.

Taxes on Income

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income taxes. The cumulative effect of the change in accounting principle is immaterial.

Research and Development

The cost related to basic research and product development is expensed as incurred. No research and development costs were incurred during the years 1994, 1993 and 1992.

Net Income Per Share

Net income per share is based on the average number of shares outstanding during each year retroactively adjusted to give effect to all stock splits. Stock options and warrants have been excluded from the 1994, 1993 and 1992 per share calculations due to their anti-dilutive effect.

Basis of Financial Statement Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses before extraordinary items of $1,099,113 in 1994, $2,552,896 in 1993 and $1,751,900 in
1992. At December 31, 1994, the Company's current liabilities exceeded its current assets by $1,243,431, and the stockholders equity reflects a deficit of $1,201,718. The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses, to settle its obligations and develop an active business. As described in Note 14, the Company's management has started negotiations for a merger with a "going concern" company.




                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INVENTORY

Inventory consists of the following:

                                                   December 31,
                                                 1994       1993

         Raw materials                        $    -     $163,385
         Work-in-process                           -         -
         Finished goods                                   318,704
                                              ---------  --------
                                              $    -     $482,089
                                              =========  ========

NOTE 3 - NOTES PAYABLE - OFFICERS AND DIRECTORS

Notes payable to officers and directors consists of the following:

                                                  December 31,
                                                 1994      1993

         Note payable, with interest at 8%    $ 41,760   $ 51,000
         Note payable, with interest at 8.5%    17,550       -
         Note payable, due $2,149 per month
          in 60 monthly installments, with
          interest at prime plus 2.5%
          secured by all machinery and
          equipment                               -        94,835
                                              --------   --------
                                              $ 59,310   $145,835
                                              ========   ========

At December 31, 1994 and 1993 the above notes payable to officers and directors were in default.

NOTE 4 - NOTES PAYABLE - BANK

In 1993 the bank notified the Company that it was declaring its loans to the Company in default. Accordingly, all long-term bank debt was reclassified from long-term to current.

         Long-term debt as of December 31, 1993          $297,130
         Less current maturity                            297,130
                                                         --------

         Long-term debt                                  $   -
                                                         ========

          METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - CAPITAL AND OPERATING LEASE OBLIGATIONS FOR EQUIPMENT

During  1994,  the  Company   defaulted  on  its  capital  and  operating  lease
obligations and the equipment was repossessed.

NOTE 6 - STOCK OPTIONS AND WARRANTS

No options relating to the Company's 1989 stock option plan were exercised during 1994, and the outstanding options expired on March 22, 1994.

On September 8, 1993, the Company adopted its 1993 stock option plan. Pursuant to the plan, the Board of Directors of the Company can issue options to purchase up to 2,587,800 shares of the Class A common stock over a 10 year period. All options under the plan are non-qualified stock options. The exercise price of options granted was based on the average of the closing bid/asked prices for the common stock over the 20 day trading period immediately prior to the grant or upon the bid price on the date of the grant.

On February 11, 1994, the Company adopted its 1994 stock option plan. Pursuant to the plan, the Board of Directors of the Company can issue options to purchase up to 3,300,000 shares of the Class A common stock over a 10 year period. All options under the plan are non-qualified stock options. The exercise price of options granted was based on the average of the closing bid/asked prices for the common stock over the 20 day trading period immediately prior to the grant or upon the bid price on the date of the grant.

Activity under the Company's plans was as follows:
                                     Number of                   Option
                                      Shares                  Price per share
 Outstanding at December 31, 1991     39,100                  $3.125 - $8.50
   Granted                              -                            -
   Exercised                            -                            -
   Cancelled                            -                            -
                                   ---------

 Outstanding at December 31, 1992     39,100
   Granted                          ,587,800                     .10 -   .25
   Exercised                      (1,400,000)                    .10 -   .25
   Cancelled                            -
                                   ---------

 Outstanding at December 31, 1993  1,226,900                     .10 -  8.50
   Granted                         3,300,000                     .10 -   .25
   Exercised                      (4,487,800)                    .10 -   .25
   Cancelled                      (   39,100)
                                   ---------

 Outstanding at December 31, 1994       -
                                   =========

                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK

The details of the Company's Common Stock at December 31, 1994, 1993 and 1992 are as follows:
                                                  Number of Shares
                                             1994        1993       1992
                                         ----------  ---------- ----------
 Class A, $.10 par value:
  Authorized                             10,000,000  10,000,000 10,000,000
  Issued and outstanding                  8,299,800   3,622,654  1,982,654

Class B, $.10 par value:
  Authorized                                222,000     222,000    222,000
  Issued and outstanding                     98,438      98,438     98,438

Class B shares are convertible into Class A shares on a one-for-one basis and each class has the same rights and privileges with the exception of voting.

Pursuant to a 1966 stock purchase contract, the Company agreed not to issue additional shares of Class A or B stock as long as a certain major stockholder owns a minimum of 57,000 shares of Class A Common Stock. This restriction does not include the issuance of Class A Common Stock for (l) property, (2) options and warrants, (3) conversion of Class B shares. However in the event of a public or private offering, the major Class A stockholder is entitled to purchase its pro-rata share of such placement at the offering price.

NOTE 8 - INCOME TAXES

At December 31, 1994, the Company had a net operating loss (NOL) carryforward totaling approximately $2,700,000 that may be offset against future taxable income in varying amounts through 2001. In addition, the Company has certain tax credit carryforwards of approximately $131,000 which expire in varying amounts between 2000 and 2005. The Company has a $7,000,000 capital loss carryover that expires in 1999. Loss carryovers of approximately $6,500,000 and tax credits of Approximately $122,000 were lost during 1994 when the Company's subsidiaries were dissolved pursuant to Chapter 7 bankruptcy. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit resulting from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryovers in the event of a significant change in ownership of the Company.

         METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (Continued)

NOTE  9 - PROFIT SHARING PLANS

During 1994, 1993, and 1992, the Company made no employer contributions to its qualified profit-sharing plan or its 401K plan. Contributions are made solely at the discretion of management.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leased manufacturing, storage and office facilities under an operating lease. The lease agreement stated that tenancy was from month to month after December 31, 1993, terminable by either party on 30 days prior notice but no later than March 31, 1994. The Company was evicted on or about March 31, 1994. The Company believes that additional charges after that date are not justified according to the terms of the lease agreement. The landlord has billed the Company for a variety of charges since that date resulting in a disagreement over the amount owed by the Company. As of December 31, 1994, the Company has recorded an obligation of $354,711 as compared to the landlord's claim of $651,047, resulting in an amount in dispute of approximately $296,000. This disputed amount does not appear as an obligation on the Company's financial statements. No law suits have been filed to date regarding the disputed amount, however, the landlord received a judgment in its favor in 1993 in the amount of $351,005 representing the Company's obligation at September 24, 1993. The Company believes that the possibility of an unfavorable outcome regarding this disputed amount is reasonably possible but not probable.

Additionally, the Company is obligated under its lease agreement to reimburse the landlord for all costs of environmental clean-up. The Company executed two security agreements with the landlord as the secured party for the costs of clean-up. The first $100,000 is subordinate only to the security interest of the bank debt, if any, taxes owed to Internal Revenue Service, and State of New Jersey taxes. Any liability in excess of $100,000 is secured but subordinate to the security interest of the same entities plus that of Ira and Lawrence
Friedman. The Company had insurance policies which it believes should cover approximately $100,000 of the clean-up costs. The Company cannot determine at this time what impact, if any, this matter will ultimately have on its financial position.

                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11 - BUSINESS SEGMENT DATA

The Company's operations were conducted through two business segments: specialty metals processing and advanced welding technology activities. These segments and the primary operations of each are described below.

Information concerning this data is as follows: Loss from operations is total revenue less operating expenses and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment.


                                    December 31,
                              1994        1993         1992
                         -----------  -----------  ------------
 REVENUE:

  Specialty metals
   processing            $   535,681  $ 2,302,320   $ 2,094,036
  Advanced welding
   activities                   -         444,323       853,642
                         -----------  -----------   -----------

                         $   535,681  $ 2,746,643   $ 2,947,678
                         ===========  ===========   ===========
LOSS FROM OPERATIONS:

OPERATING LOSSES:

 Specialty metals
   processing            $(1,062,413) $(1,958,979)  $(  936,036)
 Advanced welding
   activities             (    5,316)  (  502,872)   (  937,748)
 Interest expense         (   31,440)  (  102,420)   (  108,339)
 Other income                     56       11,375       230,223
                         -----------  -----------   -----------
LOSS FROM OPERATIONS     $(1,099,113) $(2,552,896)  $(1,751,900)
                         ===========  ===========   ===========
IDENTIFIABLE ASSETS:

  Specialty metals
   processing            $    41,879  $ 1,016,291   $ 2,761,005
  Advances welding
   activities                   -         148,457     1,140,932
                         -----------  -----------   -----------

                         $    41,879  $ 1,174,748   $ 3,901,937
                         ===========  ===========   ===========

                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11 - BUSINESS SEGMENT DATA (Continued)


CAPITAL SPENDING:
                                        December 31,
                              1994         1993          1992
   Specialty metals
    processing             $    -      $     9,587   $   152,068
   Advanced welding
    activities                  -              -         293,780
                           ----------  -----------   -----------

                           $    -      $     9,587   $   445,848
                           ==========  ===========   ===========


DEPRECIATION:

   Specialty metals
    processing             $   12,665  $   100,804   $    70,182
   Advanced welding
    Activities                  3,930       26,613        82,536
                           ----------  -----------   -----------

                               16,595  $   127,417   $   152,718
                           ==========  ===========   ===========

For the years ended December 31, 1994 and 1993, there were no individual customers who accounted for sales of 10% or greater.

For the year ended December 31, 1992, one customer comprised 10% of the Company's sales. Sales to this customer were approximately $417,000.

NOTE 12 - PRIVATE PLACEMENT

During 1992, the Company issued 423,437 shares of Class A common stock through a private placement offering at $4.00 per share. Total proceeds from the offering were $1,529,228 net of applicable expenses in the amount of $164,520. Included in the private placement was the conversion of $375,000 of notes payable to officers and directors.

In addition, for every share issued, a stock warrant was issued to purchase one additional share of Class A common stock. The warrants are exercisable over a five-year period at a price of $4.00 per share.





                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13 - RELATED PARTY TRANSACTIONS

In December of 1994, the Company moved its offices from Tinton Falls, New Jersey to the offices of Canton Financial Services Corporation (CFSC) in Salt Lake City, Utah. CFSC is a wholly- owned subsidiary of Canton Industrial Corporation. At that time the Company entered into a management and consulting agreement with CFSC and Richard D. Surber became the Company's president and chief executive officer. Mr Surber is a shareholder of the Company and also Chief Executive Officer and shareholder of Canton Industrial Corporation.

NOTE 14 - SUBSEQUENT EVENTS

During the first six months of 1995 the Company settled debts with various creditors in the amount of $233,726 in exchange for the issuance of 158,566 shares of Class A common stock.

On February 1, 1995, the Board of Directors unanimously approved a 1 for 40 reverse stock split of the Class A common stock, and a decrease in the authorized number of shares of Class A common stock from 10,000,000 to 250,000. Authorized Class A common stock was subsequently increased to 200,000,000 shares.

Pursuant to an agreement dated February 28, 1995 the Company's president is entitled to receive as compensation for services rendered 5,000 shares of Class A common stock per month and an option to purchase 5,000 additional shares per month at an option price of $0.50 per share. Compensation through July 1995 for services has been made through the issuance of 37,500 shares in August 1995. On November 21, 1995, the Company issued another 15,000 shares to Mr. Lifschutz for services rendered from August to October. In addition 28,463 shares were issued for a finders fee.

On March 1, 1995, the Company entered into consulting agreements with Karston Electronics, Ltd. and East-West Trading Corp. As compensation for consulting services, the Company issued to Karston and East-West each 120,000 shares of its Class A common stock. The Company also granted both Karston and East-West options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.50 per share to be exercised no later than August 4, 1996.

On April 1, 1995, the Company issued 186,008 shares of Class A common stock to officers and directors for services rendered prior to 1995.

                 METALLURGICAL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14 - SUBSEQUENT EVENTS  (Continued)

A Special Meeting of Shareholders of the Company held on March 21, 1995 approved the following proposals: to increase the number of authorized shares of the Company to 200,000,000 of Class A common stock and 220,000 shares of Class B common stock; to reduce par value per share of Class A and Class B common stock from $0.10 to $0.001; and to change the Company's name to BRIA Communications Corp., effective April 1, 1995. On March 24, the Company issued 115,000 shares of its Class B common stock to Canton Financial Services Corporation for services rendered in relation to the shareholders' meeting.

On May 16, 1995, the Company entered into a one-year consulting agreement with Canton Financial Services Corporation (CFSC). This agreement replaces an earlier agreement dated December 16, 1994 (see Note 13). According to the agreement CFSC would assist the Company in locating a potential corporate entity for acquisition or merger, assist with the restructuring of the Company's common stock, arrange for a public stock offering, and assist in the preparation of agreements, documents, filings and other material necessary to effectuate the above services. The agreement also entitled CFSC to receive a finders fee upon the presentation of a suitable merger or acquisition candidate. Accordingly, CFSC received shares of the Company's Class A common stock in July, 1995:
1,954,931 shares for services and 1,144,660 as a finders fee related to the proposed AltaChem transaction discussed below.

During July, 1995, the Company issued 500,000 shares of Class A common stock in exchange for media credits and 200,000 shares in exchange for trade credits, and 53,400 shares to officers and directors for services.

On September 1, 1995 the Company issued 21,623,996 shares of its Class A common stock. The issuance represents 75% of the Company's issued and outstanding Class A common stock and was done pursuant to a proposed Stock Exchange Agreement which would give the Company 100% ownership of AltaChem Group, Inc. AltaChem is a chemical company, formed under laws of the Republic of Ireland. AltaChem manufactures, distributes and sells chemicals used in the building industry. The Company believes that the exchange will qualify as a tax free reorganization under the provisions of the Internal Revenue Code. If the exchange is completed, the present shareholders of AltaChem would own 75% of the Company, and the Company would own 100% of AltaChem. If the transaction is not completed by December 31, 1995, the shares will be returned to the Company.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (Subsequent to December 31, 1994)


         On January 11, 1995, the Company relieved its independent accountant, Broza, Block & Rubino ("Broza") of its duties. Broza had been the Company's independent accountant for over ten years. The Company filed a Form 8-K on January 16, 1995, and a Form 8-K/A on February 6, 1995 and also on March 8, 1995. The February 6, 1995 Form 8-K/A was filed to respond to Rule 304(a)(1)(iv) of Regulation S-B which was not done in the January 16, 1995 report. The March 8, 1995 Form 8-K/A was filed because the Company had then just received Broza's response to the original Form 8-K.

         Neither of Broza's reports on the financial statements for the two years prior to Broza's discharge contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles; however, the financial statements included in the Company's 1993 10-K report, prepared by Broza, included a single sentence expressing its doubt as to the Company's ability to continue as a going concern.

         The decision to change accountants was recommended by the board of directors and stemmed from a change in the Company's headquarters, which were moved from Shrewsbury, New Jersey to Salt Lake City, Utah. The board of directors believed that the vast distance between the Company and Broza made continuation of the relationship logistically and financially impractical.

         There were no disagreements between Broza and the Company on any matter of accounting principles, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years and subsequent period.

         In January 1995, the Company reached an agreement to have Michael L. Roper, CPA, become its independent auditor for the fiscal year ending December 31, 1994. Included in the proxy material relating to the March 14, 1995 Special Meeting was a proposal asking for shareholder ratification of this selection. However, after the definitive proxy material was distributed to shareholders and before the Special Meeting, the Company decided against utilizing Mr. Roper's accounting and auditing skills and therefore never formally engaged Mr. Roper as its independent auditor.

         A new independent auditor, Andersen, Andersen & Strong, was retained by the Company on August 28, 1995 to perform the Company's audit for the fiscal year ending December 31, 1994. The need to retain a new auditor for the fiscal year ending December 31, 1994, contributed to the Company's delay in filing this Form 10-KSB.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                    PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



Directors, Executive Officers and Control  Persons

         Name                       Age     Position(s) and Office(s)

         Richard Lifschutz          49      Director, President

         James Tilton               34      Director, Chief Executive Officer

         Aster De Schrijver         53      Director

         Jane Zheng                 33      Director, Secretary and Treasurer

         Richard Lifschutz works as a business consultant in several industries and was appointed the Company's president and one of its directors on March 1, 1995. During the last five years, Mr. Lifschutz has been involved with Lev-Ari Communications in public relations, advertising and film and video production. Additionally, Mr. Lifschutz has been a media and barter broker for approximately the last three years on the "Itex" barter network. Mr. Lifschutz is a member of the Screen Actors Guild and also works as a consultant to movie production companies and has appeared in several productions as an actor.

         Aster De Schrijver was appointed a director and Chairman of the Board of the Company on August 3, 1995. Mr. De Schrijver is a plastics engineer with an MBA degree from the University of Antwerp, Belgium. He has over 15 years of experience in polyurethane foams and worked in the development and technical services departments at Shell and ICI Europe. He founded a polyurethane foam company, PCO A.G. Switzerland, in 1976 and went on to represent Belgium on a plastic technology exchange mission to China in 1982. Mr. De Schrijver is also a director of Tianrong Building Material Holdings, Ltd., a Utah corporation, and OMAP Holdings, Inc., a Nevada corporation. He is the majority shareholder and president of ADS Group, Inc., a Belgian corporation which owns a majority of the Company's Class A common stock. For more information on this stock ownership, see "Item 11 - Security Ownership of Certain Beneficial Owners and Management."

         James Tilton was appointed the Company's chief executive officer and one of its directors on August 3, 1995. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems (a NASDAQ listed company), to market its pre-engineered building materials and chemicals in the People's Republic of China ("PRC") since 1991. For over the last five years and again with Jane Zheng, he has assisted Star bright, a division of Ocean Bio-Tech, in establishing a sales distribution system in PRC for its chemical products. Mr. Tilton is also a director of Tianrong Building Material Holdings, Ltd., a Utah corporation, and OMAP Holdings, Inc., a Nevada corporation.

         Jane Zheng was appointed as a director and secretary/treasurer of the Company on August 3, 1995. Ms. Zheng has extensive business and marketing experience in the Far East and has worked with her husband, James Tilton, in partnership with the Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems (a NASDAQ listed company), to market its pre-engineered building materials and chemicals in the Peoples Republic of China since 1991. For over the last five years and again with James Tilton, Ms. Zheng has assisted Star bright, a division of Ocean Bio-Tech, in establishing a sales distribution system in PRC for its chemical products. She received her engineering degree from Shanghai University, in Shanghai, China. Ms. Zheng also has an MBA degree in Finance from Adelphi University, New York, and serves as a director of Tianrong Building Material Holdings, Ltd., a Utah corporation, and OMAP Holdings, Inc., a Nevada corporation.

Compliance with Section 16(a) of the Exchange Act

         The Company is not aware of any person who, at any time during the fiscal year ended December 31, 1994, was a director, officer, or beneficial owner of more than ten percent of the common stock of the company, and failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

         The Company is aware that James Tilton, the Company's chief executive officer and one of its directors, failed to timely file reports required by
Section 16(a) of the Securities Exchange Act of 1934 as required to have been filed in August 1995. The Company is aware that Aster De Schrijver, one of the Company's directors, failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 as required to have been filed in August 1995. Mr. Tilton and Mr. De Schrijver filed these Forms 3 with the SEC on December 6, 1995.




ITEM 10. EXECUTIVE COMPENSATION



Executive Compensation

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the 1994 fiscal year.

         The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of Ira Friedman, who, until his resignation in December of 1994, had served as the president and chief executive officer of the Company since 1972 and a director since 1967. The Company's current chief executive officer, James Tilton, has not received any compensation from the Company.


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]


                                            SUMMARY COMPENSATION TABLE
                                                                                        Long Term Compensation
                                                                         -------------------------------------------
                                       Annual Compensation                           Awards                 Payouts
                                 -------------------------------------   ------------------------------    ---------
                                                          Other Annual   Restricted       Securities                     All Other
Name and                                                    Compen-         Stock         Underlying         LTIP         Compen-
Principal Position       Year    Salary($)    Bonus($)     sation($)     Award(s)($)    Options/SARs(#)    Payouts($)    sation($)
Ira Friedman             1994     100,000(1)     -             0              -                -                -             -
Former CEO &             1993      85,157        -             0              -                -                -             -
President                1992      86,833        -           2,000            -                -                -             -


(1) Mr. Ira Friedman recieved the sum of $50,000 towards his annual salary.

COMPENSATION OF DIRECTORS

          There is no standard arrangement by which the Company's directors are compensated for services provided as directors. No director received any cash compensation for services as a director in the fiscal year ended December 31, 1994, or as of November 15, 1995. Directors are not precluded from serving in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefor.

          Richard Lifschutz, the Company's president and one of its directors, has an Letter of Agreement dated February 28, 1995. Pursuant to this Agreement Mr. Lifschutz is entitled to receive 5,000 restricted shares per month for services rendered as the Company's president as well as options to purchase 5,000 additional shares per month at an option price of $0.50 per share. As of November 15, 1995, the Company has issued Mr. Lifschutz 25,000 shares for five months of service and 12,500 shares that were optioned. The option price was waived by the board of directors as a bonus. On November 21, 1995, another 15,000 shares ware issued to Mr. Lifschutz for services rendered. In addition, pursuant to his employment contract, Mr. Lifschutz received 28,463 shares of the Company's Class A common stock. On August 16, 1995 as finders' fee for introducing ITEX to the Company. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" for additional information on the amount of shares which Mr. Lifschutz beneficially owned as of November 15, 1995.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          On November 15, 1995, there were 26,778,559 shares of the Company's Class A common stock and 213,438.5 shares of its Class B common stock issued and outstanding. The following table sets forth selected information concerning the stock ownership as of November 15, 1995, with respect to (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group (for more information on the Company's Class A common stock and Class B common stock, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters"):


----------------------- ------------------------------------------ -------------------------------- -----------------
                                    Name and Address                    Amount and Nature of            Percent
    Title of Class                 of Beneficial Owner              Beneficial Ownership (*Please       of Class
                                                                           see note below)            (*Please see
                                                                                                       note below)
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   ADS Group                                           18,740,796                   69.98%
   $0.001 par value     18 St. Georges Street
                        Douglas, Isle of Man IM11PC
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   Canton Financial Services Corp.                      1,487,531                    5.55%
   $0.001 par value     268 West 400 South, Suite 300
                        Salt Lake City, UT 84101
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   A-Z Professional Consultants, Inc.                   1,612,000                    6.02%
   $0.001 par value     268 West 400 South, Suite 300
                        Salt Lake City, UT 84101
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   Richard Surber                                       3,099,531(1)                11.57%
   $0.001 par value     268 West 400 South, Suite 300
                        Salt Lake City, Utah 84101
----------------------- ------------------------------------------ -------------------------------- -----------------
                        OFFICERS AND DIRECTORS
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   James Tilton(2)                                     21,663,996(2)                80.90%
   $0.001 par value     82-66 Austin Street
                        Kew Gardens, NY 11415
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   Jane Zheng(3)                                           40,000(3)                 0.15%
   $0.001 par value     82-66 Austin Street
                        Kew Gardens, NY 11415
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   Richard Lifschutz(4)                                   133,463                    0.41%
   $0.001 par value     147-17 Newport Avenue
                        Neponsit, NY 11964
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   Aster De Schrijver(5)                                18,780,796(5)                70.13%
   $0.001 par value     18 St. Georges Street
                        Douglas, Isle of Man IM11PC
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class A Common Stock   All Officers and Directors as a Group               21,730,139(6)                81.15%(6)
   $0.001 par value
----------------------- ------------------------------------------ -------------------------------- -----------------
                        CLASS B COMMON STOCK
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class B Common Stock   Ira L. Friedman                                         98,438                   46.12%
   $0.001 par value     10 Bingham Hill Circle
                        Rumson, New Jersey 07760
----------------------- ------------------------------------------ -------------------------------- -----------------
 Class B Common Stock   Canton Financial Services Corp.                        115,000                   53.88%
   $0.001 par value     268 West 400 South, Suite 300
                        Salt Lake City, UT 84101
----------------------- ------------------------------------------ -------------------------------- -----------------

* Amounts of beneficial ownership will not collectively reflect the actual number of shares outstanding and the percentages of class ownership will exceed 100% due to indirect & common beneficial ownership of certain shares.

(1) Includes 1,612,000 shares held by A-Z Professional Consultants, Inc., of which Mr. Surber is the president and sole director. Mr. Surber disclaims beneficial ownership of such shares. Also includes 1,487,531 shares owned by Canton Financial Services Corp., wholly owned subsidiary of The Canton Industrial Corporation of which Mr. Surber is a director and chief executive officer. Mr. Surber disclaims beneficial ownership of such shares.

(2) Includes 18,740,796 shares held by ADS Group, a Belgium corporation whose chief executive officer is Mr. Tilton. Mr. Tilton disclaims beneficial ownership of such shares. This figure also includes 2,883,200 shares which were issued pursuant to the stock exchange agreement dated December 1, 1995. See "Item 6 - Management Discussion & Analysis" for more information on this stock exchange agreement. In addition, the figure takes into consideration 40,000 shares purchased by Tianrong Building Material Holding Ltd., of which James Tilton is the President and a director. Mr. Tilton disclaims beneficial ownership of such shares.

(3) Includes 40,000 shares owed by Tianrong Building Material Holding Ltd., of which James Tilton is the Secretary and Treasurer and a director. Ms. Zheng disclaims beneficial ownership of such shares.

(4) Includes 67,500 shares of Class A common stock which may be acquired pursuant to options which are exercisable within 60 days.

(5) Includes 18,740,796 shares held by ADS Group, a Belgium corporation of which Mr. De Schrijver is the majority shareholder and president. The number also includes 40,000 shares owed by Tianrong Building Material Holding Ltd., of which Mr. De Schrijver is Chairman of the Board and a director. Mr. De Schrijver disclaims beneficial ownership of such shares.

(6) Only includes the 18,740,796 shares owned by ADS Group once, despite the indirect beneficial ownership of both Mr. Tilton and Mr. De Schrijver. Similarly, the figure only includes 40,000 shares owed by Tianrong Building Material Holding Ltd. once, despite the indirect ownership of James Tilton, Aster De Schrijver, and Jane Zheng. See above notes (2) and (5) for additional information regarding the indirect beneficial ownership of these shares.

Changes in Control

          There are no other arrangements within the knowledge of the Company's management that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



James Tilton, Jane Zheng, Aster De Schrijver & AltaChem

          The Company entered into a Stock Exchange Agreement on December 1, 1995, by and between it and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provides for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

          The legal and beneficial shareholders of AltaChem's common stock "ACS," include James Tilton, the Company's current chief executive officer and one of its directors, and ADS Group, Inc., a Belgian corporation, whose majority shareholder and president is Aster De Schrijver and whose chief executive officer is James Tilton. See "Item 9 - Directors, Executive Officers and Control Persons" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management" for more information on Tilton, ADS Group and De Schrijver. These shares were issued with the understanding that they will be retired in the event the merger does not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS owns a 75% interest in the Company and the Company owns 100% of AltaChem.

          To encourage AltaChem to enter into the Stock Exchange Agreement, on August 3, 1995, the Company's board of directors unanimously appointed James Tilton, Jane Zheng and Aster De Schrijver to serve as directors of the Company. See "Item 1 - Description of Business" for additional information regarding this possible merger. James Tilton and Aster De Schrijver are officers and directors of AltaChem, and, aside from these positions, are the beneficial owners, directly or indirectly, of 100% of AltaChem's common stock. Jane Zheng is the wife of James Tilton. See "Item 11 - Security Ownership of Certain Beneficial Owners and Management" and "Item 12 - Certain Relationships and Related Transactions" for more information on James Tilton, Jane Zheng and Aster De Schrijver. Upon the resignation of Richard D. Surber, on August 5, 1995, from the position as a director of the Company and as its secretary/treasurer, the board of directors appointed Ms. Zheng to serve as Secretary/Treasurer, and also appointed Mr. Tilton as the chief executive officer of the Company. Mr. Surber resigned for personal reasons and with no disagreements or disputes with the Company or its management. For more information on these officers and directors, please see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Canton and A-Z

          Since January 1993, the Company has completed several transactions, as detailed below, with The Canton Industrial Corporation, a Nevada corporation ("Canton"), and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). Richard D. Surber, the Company's former president, is the president and sole director of A-Z and a director and chief executive officer of Canton. By virtue of his positions with Canton and A-Z, Mr. Surber may be deemed to have had a direct interest in transactions with Canton and A-Z.

Canton

          On September 23, 1993, the Company signed a Stock Purchase Agreement allowing Canton to exchange 11,823,006 restricted shares of Canton common stock for 5,000,000 shares of the Company's restricted Class A common stock. The Agreement required shareholder approval no later than December 3, 1993, which was subsequently extended to December 10, 1993. No definitive contract was signed and, on February 23, 1994, the Company withdrew the proxy it had filed with the SEC regarding the reorganization with Canton.

          Pursuant to the proposed stock exchange with Canton, the Company issued options for approximately 5,587,000 shares, which were registered pursuant to either the Company's 1993 Stock Option Plan or 1994 Stock Option Plan. These options were granted to consultants who assisted the Company in restructuring its business and helped locate suitable acquisition or merger candidates. The consultants introduced the Company to several acquisition candidates, none of which turned out to be suitable. As of March 31, 1994, options worth 1,728,000 shares had been exercised and of June 1, 1994, all of the options described above had been exercised. Richard D. Surber was granted options worth a total of 690,000 options between September 1, 1993 and February 28, 1994 (290,000 from the 1993 Option Plan and 400,000 from the 1994 Option
Plan). Mr. Surber exercised options worth 290,000 shares on September 10, 1993, options worth 100,000 shares on February 23, 1994, and the final options worth 300,000 shares on March 8, 1994. Mark Wolfson, at the time a consultant to Canton, was granted options worth 650,000 shares from the 1993 Option Plan. Mark Wolfson's brother is Allen Z. Wolfson, the sole shareholder of A-Z Professional Consultants who also may be deemed to be a "control person" of Canton, as that term is defined by rules and regulations promulgated by the SEC. See this "Item 12 - Certain Relationships and Related Transactions" for additional information on A-Z Professional Consultants and Allen Wolfson. Mark Wolfson exercised options worth 300,000 shares on September 10, 1993 and the final options worth 350,000 shares on February 8, 1994.

          On September 30, 1993, the Company entered into a real estate sales agreement with Canton whereby the Company agreed to purchase from Canton certain real estate in West Virginia for $1,506,174. The form of payment wastwo $100,000 promissory notes signed by the Company, a promissory note in the amount of $175,000 secured by a mortgage on the land, and 500,000 shares of the Company's Class A common stock. A modifying addendum to the original agreement dated February 7, 1994, allowed the Company to return the property if an independent appraisal valued the real estate at less than $1,506,174. In the event the property was returned, the Company was to receive shares of Canton's stock equal in value to the $1,506,174. The addendum also modified the form of the Company's payment of the purchase price to be equal to 1,142,000 shares of Metallurgical stock plus a promissory note for $375,000. The Company subsequently notified Canton that it was dissatisfied with the appraisal and elected not to take the real estate or shares of Canton stock equivalent to $1,506,174 and thereby terminated the September 30, 1993 real estate sales agreement and its February 7, 1994 addendum.

          On May 16, 1995, the Company entered into a Consulting Agreement with Canton Financial Services Corporation ("CFSC"), a wholly-owned subsidiary of Canton. Pursuant to the agreement, which has a one year term unless thirty days written notice is provided and can be extended on a monthly basis, CFSC would assist the Company in locating or forming a public company for a potential merger or acquisition, assisting in a restructuring of the Company's common stock, arranging for a public offering, and assisting the Company in the preparation of agreements, documents, filings and other material necessary to effectuate the above services. The Company agreed to pay CFSC a monthly consulting fee which shall be the greater of: (a) $20,000 or (b) actual fee for services provided by CFSC's professional staff. The Company has the option of either pay cash or the Company's Class A common stock. This agreement also provided for CFSC receiving a finders fee upon the presentation of a suitable merger or acquisition candidate. Pursuant to this consulting agreement, on July 31, 1995, the Company issued 5% of its authorized but unissued Class A common stock, or 1,144,600 restricted shares, to CFSC as a finders fee for introducing the Company to AltaChem.

AZ Professional Consultants, Inc. ("A-Z")

          Richard Surber, the president and sole director of A-Z, is a director and the chief executive officer of Canton. He is also the nephew of Allen Wolfson, the sole shareholder of A-Z. Allen Wolfson may be deemed to be a "control person" of Canton, as that term is defined by S.E.C. regulations.

          In September 1993, A-Z sold the Company a second mortgage on property located in Lee County (Ft. Myers) Florida, which was valued at $47,411.50, in exchange for 189,646 restricted Class A shares of the Company's stock. In May 1994, the Company discovered that the property in question had been foreclosed on by the first mortgagor in August 1993. The Company advised A-Z of this and A-Z agreed to void the transaction and return the shares to the Company. The shares were returned in May 1994.

Settlement Agreements Among Canton, A-Z, and the Company

          As a result of some of the aforementioned agreements not being consummated or not being performed as envisioned, several disputes arose among the Canton, A-Z, and the Company. To avoid legal proceedings and settle all disputes, the Company, A-Z, Canton, together with Ira L. Friedman, former president, chief executive officer, and a director of the Company ("Friedman") and Richard T. Johnson, formerly the chief financial officer, vice president of finance, and a director of the Company ("Johnson"), executed a Settlement Agreement dated December 16, 1994 (the "Settlement Agreement"). See "Item 1 Description of Business, Business of Issuer" and "Item 6 - Management Discussion and Analysis" for additional discussion of this agreement.

          In consideration for the release by Canton and A-Z of the Company, Friedman and Johnson from any and all claims, causes of action, and obligations relating to the agreements, Friedman and Johnson appointed Richard D. Surber as president and director of the Company and agreed to appoint two other persons to the Company's board that Canton would nominate. Canton nominated Bobby G. Welch, II and Christopher Swaner as directors of the Company and both were in fact appointed. The Settlement Agreement also called for Friedman and Johnson to resign from their positions and request the Company's other officers and directors also resign. Effective December 16, 1994, the Company's officers along with directors Keith R. Garrity and Edward Mentzer resigned. The board of directors appointed Mr. Surber to fill Mr. Garrity's term as a director. Effective December 17, 1994, Friedman, Johnson and Lawrence S. Friedman resigned from the board of directors, leaving Mr. Surber as the Company's sole director, until the appointments of Mr. Welch and Mr. Swaner in January 1995. See "Item 6
- Management Discussion and Analysis, Changes in Corporate Management" for additional information on the change in control of the Company.

          In addition, as payment for past services rendered, the Company agreed to issue Friedman, Johnson, and Lawrence Friedman 10% of the issued and outstanding Class A Common Stock after any reverse stock split excluding any shares owned by Friedman, Johnson, and Lawrence Friedman. The Company shall issue such shares as follows: 4.9% to Friedman, 4.9% to Johnson, and 0.2% to Lawrence Friedman. The shares were issued on April 1, 1995 when the number of issued and outstanding Class A Common Stock was 186,008 (excluding shares owned by the three former officers and directors). Consequently, Friedman and Johnson each received 91,144 shares and Lawrence Friedman received 3,720 shares.

          Immediately after Mr. Surber's December 16, 1994 appointment as president and director of the Company, the principal offices of the Company moved from Tinton Falls, New Jersey, to 268 West 400 South, Suite 300, Salt Lake City, Utah. The Settlement Agreement stipulated that Canton would be paid 1,612,000 restricted shares of the Company's Class A common stock for the services it had rendered to that date and for services it would render in completing the proxy statement for the Company's March 14, 1995 Special Meeting of Shareholders. See "Item 4 - Submission of Matters to a Vote of Security Holders" for more information regarding this proxy statement and the special meeting.

          After this shareholder meeting concluded, Canton continued to provide consulting services to the Company via its wholly owned subsidiary, Canton Financial Services Corporation, a Nevada corporation ("CFSC"). These services were formally retained pursuant to a Consulting Agreement dated May 16, 1995, as discussed above in "Item 12 - Certain Relationships and Related Transactions, Canton." CFSC has provided the Company with office space as well as internal record keeping, the preparation of reports required to be filed with SEC, the negotiation of settlement of the Company's debts, and the search for a viable merger or acquisition candidate.

          On March 24, 1995, the Company issued 115,000 shares of its Class B Common Stock to CFSC for substantial services Canton rendered in relation to the shareholder meeting after the completion of the proxy statement on February 18, 1995, until March 24, 1995. On July 31, 1995, the Company issued 342,931 shares of its Class A Common stock to CFSC for consulting fees owed. These two issuances settled outstanding consulting fees from December 16, 1994, through July 31, 1995, for the amount of $171,4665. When these 342,931 shares were issued to CFSC, the Company overlooked the 1,612,000 shares of compensation CFSC received for its services rendered from December 16, 1994, through February 18, 1995. Consequently, CFSC was compensated twice for its services rendered during this period, which amounted to $64,7543. This credit amount has been applied to the current balance owed to CFSC. As of November 30, 1995, CFSC incurred $267,702 in consulting fees and miscellaneous expenses on behalf of the Company, of which $31,483 is outstanding and due.

          By way of a Letter Agreement dated July 7, 1995, the parties to the Settlement Agreement modified certain terms of December 1994 Settlement Agreement to include, among other terms, the issuance of certain shares of the Company's common stock to Messrs. Friedman and Johnson. The Company agreed to use its best efforts to register said shares (as well as all shares issued to Messrs. Ira Friedman, Lawrence Friedman and Richard Johnson pursuant to paragraph 1(b)(v) of the Settlement Agreement) on Form S-8.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits. Exhibits required to be attached and filed by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 49 of this Form 10-KSB and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following four reports on Form 8-K during the period for which this report is being filed:

     December 16, 1994 - Changes in Control of Registrant
     January 16, 1995 - Changes in Registrant's Certifying Accountant February 6, 1995 - Amendment of January 16, 1995 Form 8-K
     March 8, 1995 - Amendment of February 6, 1995 Form 8-K

The above mentioned Current Reports on Form 8-K are hereby incorporated by this reference.


                [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of December 1995.


Bria Communications Corp.



/s/ Richard Lifschutz
Richard Lifschutz, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                         Date




/s/ Richard Lifschutz          President and Director          December 27, 1995
Richard Lifschutz



/s/ Jane Zheng                 Director, Secretary             December 27, 1995
Jane Zheng                     and Treasurer


/s/ James Tilton               Chief Executive Officer,        December 27, 1995
James Tilton                   Director

                                INDEX TO EXHIBITS

EXHIBIT  PAGE              DESCRIPTION
NO.      NO.

3a        *                Certificate  of  Incorporation  of the  Company.
                           (Incorporated herein by reference from exhibit of like number with the Company's Form 10-KSB for the year ended December 31, 1988.)

3b        *                By-Laws of the Company.  (Incorporated  herein by
                           reference from exhibit of like number with the Company's Form 10-KSB for the year ended December
                           31, 1988.)

4a        *                Warrant  issued  December 31, 1986 by the Company
                           to Mid-Monmouth Realty Associates (Incorporated herein by reference from exhibit of like number with the Company's Form 10-KSB for the year ended
                           December 31, 1988.)


10(i)     *Exhibits

                           MATERIAL CONTRACTS

10(i)(a)  50               Letter of Agreement dated March 1, 1995 between the
                           Company and Richard Lifschutz.

10(i)(b)  *                Settlement  Agreement  dated  December  16, 1994
                           between  the  Company,   Richard  T.  Johnson,  Ira
                           Freidman,  A-Z  Professional  Consultants  and  The
                           Canton Industrial Corporation. (Incorporated herein by reference from Exhibit 10 to Current Report on Form 8-K filed by the Company on December 30,
                           1994.)

10(i)(c)  56               Consulting  Agreement dated August 4, 1995, but
                           made effective March 1, 1995, between the Company and East-West Trading Corporation.

10(i)(d)  67               Consulting  Agreement dated August 4, 1995, but
                           made effective March 1, 1995, between the Company and Karston Electronics, Ltd.

10(i)(e)  78               Consulting Agreement dated May 16, 1995, between the
                           Company and Canton Financial Services Corporation.

10(i)(f)  91               Letter of Agreement and Settlement of All Claims
                           dated July 7, 1995, amending the Settlement agreement dated December 16, 1994, between the Company, The
                           Canton Industrial Corporation, A-Z Professional
                           Consultants, Inc., Ira L. Friedman and Richard T.
                           Johnson.

10(i)(g)  93               Amendment to Letter of Agreement, Settlement of All
                           Claims, dated July 11, 1995, between the Company, The
                           Canton Industrial Corporation, A-Z Professional
                           Consultants, Inc., Ira L. Friedman and Richard T.
                           Johnson.

10(i)(h)  *                Binding  Letter of Intent between the Company and
                           MAXMusic,    Inc.    dated   February   14,   1994.
                           (Incorporated herein by reference from Exhibit 10 to Current Report on Form 8-K filed by the Company on March 11, 1994.)


27        94               Financial Data Schedule


* These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.