Form 10QSB
period 1994-06-30
BRIA COMMUNICATIONS CORP
filed 1996-01-08
CIK 65231

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.


   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________________.



         Commission file number: Q-2549


                            BRIA COMMUNICATIONS CORP.
             (Exact name of Registrant as specified in its charter)


          New Jersey                                             22-1644111
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


268 West 400 South, Suite 300, Salt Lake City, Utah                     84101
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

                        Yes                       No   XX

         The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of June 30, 1995 was 420,069.

              Transitional Small Business Issuer Disclosure Format
                                   (Check One):
                                    Yes No XX

                                TABLE OF CONTENTS

PART I ........................................................................3

         ITEM 1.    FINANCIAL STATEMENTS.......................................3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS.......................4

PART II  8

         ITEM 1.    LEGAL PROCEEDINGS..........................................8

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................8

SIGNATURES.....................................................................8

EXHIBITS.......................................................................9

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS



         Please see Pages F-1 through F-5 for the financial statements the Company is required to file in this report.









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                                      CONDENSED BALANCE SHEETS

                                                                                               Unaudited
                                                                                                June 30      December 31
                                                                                                  1995           1994
                                                                                              -----------    -----------
                                                    ASSETS
CURRENT ASSETS:
     Cash ..............................................................................     $         87 $         166
     Accounts receivable ...............................................................           --             --
     Inventory .........................................................................           --             --
                                                                                              -----------    -----------
                                                  TOTAL CURRENT ASSETS .................               87           166
                                                                                              -----------    -----------

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment ...........................................................           --             --
     Leasehold improvements and other equipment ........................................           --             --
                                                                                              -----------    -----------

        Total Property and Equipment ...................................................           --             --
     Less accumulated depreciation .....................................................           --             --
                                                                                              -----------    -----------
                                            NET PROPERTY AND EQUIPMENT .................           --             --
                                                                                              -----------    -----------
                                                          OTHER ASSETS .................           41,713        41,713
                                                                                              -----------    -----------
                                                                                              $    41,800   $    41,879
                                                                                              ===========    ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable - officers and directors ............................................      $    59,310   $    59,310
     Accounts payable ..................................................................          842,350     1,030,592
     Other current liabilities .........................................................          348,780       153,695
                                                                                              -----------    -----------
                                             TOTAL CURRENT LIABILITIES .................        1,250,440     1,243,597
                                                                                              -----------    -----------


STOCKHOLDERS'  EQUITY (DEFICIT):
     Common stock:
        Class A, $.001 par value, shares issued and
          outstanding, 420,069 and 8,299,800 ...........................................      $       420   $   829,980
          200,000,000 shares authorized
        Class B $.001 par value, shares issued and
          outstanding, 213,438 (convertible into Class A shares) .......................              213         9,844
          220,000 shares authorized
     Capital in excess of par value ....................................................        5,561,876     4,534,444
     Accumulated deficit ...............................................................       (6,771,149)   (6,575,986)
                                                                                               -----------    -----------
                                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................       (1,208,640)   (1,201,718)
                                                                                               -----------    -----------
                           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $ ...............           41,800   $    41,879
                                                                                               ===========    ===========





                                See Accompanying notes to unaudited condensed financial statements.

                                                                F-1

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                   Three Months Ended              Six Months Ended
                                               --------------------------    ---------------------------
                                                 June 30        June 30        June 30        June 30
                                                   1995           1994           1995           1994
                                               -----------    -----------    -----------    -------------
REVENUE ................................   $         --    $      275,205  $       --    $        427,096
                                               -----------    -----------    -----------    -------------

COSTS AND EXPENSES:
     Cost of sales .....................                             --          297,876          392,826
     Selling, general and administrative            59,902        522,926        195,164          775,910
     Interest ..........................                             --            1,488            7,655
                                               -----------    -----------    -----------    -------------
                                                    59,902        822,290        195,164        1,176,391
                                               -----------    -----------    -----------    -------------

LOSS BEFORE EXTRAORDINARY ITEMS:

NET LOSS ...............................   $     (59,902)  $    (547,085) $   (195,164)  $       (749,295)
                                               ===========    ===========    ===========    =============
NET LOSS PER SHARE: ....................   $       (0.02)  $      (0.07)  $      (0.07)  $          (0.10)

AVERAGE COMMON SHARES OUTSTANDING ......       2,999,207      7,841,092      2,904,901          7,841,092




                                See Accompanying notes to unaudited condensed financial statements.
                                                                F-2

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                       UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         Capital
                                                           Class A     Class A    Class B   Class B      In Excess     Accumulated
                                                           Shares      Amount     Shares    Amount       Of Par        Deficit
                                                         -----------  ---------  --------  ---------    -------------  -------------
BALANCE, December 31, 1992 ..........................      1,972,654    197,265   98,438      9,844        4,263,250     (2,887,656)

    Exercise of stock options .......................      1,400,000    140,000     --          --             55,00          --

    Additional shares issued ........................        250,000     25,000     --          --             --             --

    Net loss for the year ...........................          --          --       --          --             --        (2,552,896)
                                                         -----------  ---------  --------  ---------    -------------  -------------

BALANCE, December 31, 1993 ..........................     3,622,654     362,265   98,438        9,844      4,318,250    $(5,440,552)

    Exercise of stock options .......................     4,487,800     448,780     --          --           216,194           --

    Additional shares issued for services ...........       189,346      18,935     --          --             --             --

    Net loss for the year ...........................          --          --       --          --             --        (1,135,434)
                                                         ----------  ----------   --------  ----------  -------------  -------------

BALANCE, December 31, 1994 ..........................     8,299,800     829,980    98,438        9,844     4,534,444    $(6,575,986)

    1-to-40 reverse stock split .....................    (8,092,305)   (809,230)    --          --           809,230          --

    Reduction in par value (Class A & B) ............          --       (20,542)    --          (9,746)       30,287          --

    Debt settlement through stock ...................        17,583          18     --          --            60,933          --

    Net loss for period .............................          --           --      --          --             --          (135,261)
                                                         ----------  ----------   --------  ----------  -------------  -------------

BALANCE, March 31, 1995 .............................       225,078         225    98,438           98     4,534,444     (6,711,247)

    Debt settlement through stock ...................       194,991         195     --          --           127,097          --

    Stock issuance for services .....................          --           --    115,000          115          (115)         --

    Net loss for period .............................          --           --      --          --             --          (59,902)
                                                         ----------  ----------  ---------  ----------  -------------  -------------
BALANCE, June 30, 1995 ..............................       420,069         420   213,438          213     5,561,876     (6,771,149)
                                                         ==========  ==========  =========  ==========  =============  =============



                               See Accompanying notes to unaudited consolidated financial statements.

                                                                F-3


                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         For the six months ended
                                                                                                     -------------------------------
                                                                                                        June 30             June 30
                                                                                                          1995                1994
                                                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................................................  $    (195,164)   $     (749,295)
                                                                                                     -------------     -------------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization ..............................................................          --                --
      Common stock issued for services ...........................................................          --                --
      Loss on disposal of property ...............................................................          --                --
      Abandonment of fixed assets ................................................................          --                --
      Gain from elimination of debt ..............................................................          --                --
      (Increase) decrease in accounts receivable .................................................          --               54,718
      (Increase) decrease in inventories .........................................................          --              389,857
      (Increase) decrease in other current assets ................................................          --             (593,082)
      (Increase) decrease in other assets ........................................................          --               (1,379)
      Increase (decrease) in accounts payable ....................................................          --             (317,649)
      Increase (decrease) in accrued liabilities .................................................        195,085             9,923
                                                                                                     -------------     -------------

                                                   Total adjustments .............................        195,085          (457,612)
                                                                                                     -------------     -------------

                    Net cash provided (used) by operating activities $ ...........................  $         (79)   $   (1,206,907)
                                                                                                     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash payments for the purchase of property ....................................................          --                --
   Cash proceeds from the sale of property .......................................................          --              347,053
                                                                                                     -------------     -------------

                    Net cash provided (used) by investing activities $ ...........................          --              347,053
                                                                                                     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and
     issuance of additional shares ...............................................................          --            1,113,278
   Net proceeds from private placement ...........................................................          --                --
   Repayment of debt .............................................................................          --             (165,661)
   Principal payments on capital leases ..........................................................          --                --
   Principal payments on long-term debt ..........................................................          --                --
   Loans from officers and directors .............................................................          --                --
   Repayment of officers and directors loans .....................................................          --                --
                                                                                                     -------------     -------------

                    Net cash provided (used) by financing activities $ ...........................  $       --       $      947,617
                                                                                                     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
   Cash, beginning ...............................................................................            166             6,006
                                                                                                     -------------     -------------

   Cash, ending ..................................................................................  $          87    $       93,769
                                                                                                     =============     =============

                                See accompanying notes to unaudited condensed financial statements.



                         BRIA COMMUNICATIONS CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended December 31, 1994. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operation results are not necessarily indicative of the results for the full year ending December 31, 1995.

2.       Changes in Common Stock

During the quarter ended on June 30, 1995, the Company issued 8,983 shares of its Class A Common Stock to settle $34,292 of the past due debts owed to various vendors.

On March 24, 1995, the Company agreed to issue Friedman, Johnson, and Lawrence Friedman 10% of the issued and outstanding Class A Common Stock on the date of issuance as payment for services rendered prior to 1995. The shares were issued on April 1, 1995 when the number of issued and outstanding Class A Common Stock was 1,860,080 (excluding shares owned by the three former officers and directors). The Company issued such shares as follows: 4.9% to Friedman, 4.9% to Johnson, and 0.2% to Lawrence Friedman. Consequently, Friedman and Johnson each received 91,144 shares and Lawrence Friedman received 3,720 shares.

On April 1, 1995, the Company issued Canton Financial Services Corporation ("CFSC") 115,000 shares of its Class B Common Stock for services rendered.

3.       Additional footnotes included by reference



(1) Except as indicated in the Note #2 above, there has been no other material changes in the information disclosed in the notes to the financial statements included in the Company's annual Report on Form 10-KSB for the year ended December 31, 1994. Therefore those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         BRIA Communications Corporation, a New Jersey corporation that is hereafter referred to as the "Company", ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994 in order to facilitate the sale of the final Company assets in preparation for a proposed merger with MAXMusic, Inc. that was subsequently rescinded. Please see the Company's Form 10-KSB for the period ended December 31, 1994, for more information on rescinded merger with MAXMusic. The services of the four employees were terminated on September 30, 1994.

         On or about June 30, 1994, the Company's charter was involuntarily dissolved by the State of New Jersey for failure to file its 1994 annual tax return and remit the necessary fees due to preserve its status as a corporation in good standing. The Company paid the State of New Jersey $5,652.66 to settle all outstanding obligations on or about September 30, 1995. On November 29, 1995, the Company filed Form CBT-100 (corporate business tax return) with the State of New Jersey. The Company received its Certificate of Reinstatement on December 22, 1995, that was effective on December 20, 1995.

         The move of the Company's principal offices, which began on December 16, 1994, was completed in early January 1995. The move of offices occurred after Richard D. Surber gained control of the Company pursuant to a Settlement Agreement dated December 16, 1994 by and among the Company, Ira L. Friedman, formerly the president, chief executive officer and a director of the Company ("Friedman"), Richard T. Johnson, formerly the chief financial officer, vice president of finance and a director of the Company ("Johnson"), The Canton Industrial Corporation, a Nevada corporation ("Canton"), and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") (the "Settlement Agreement"). The Settlement Agreement resolved disputes over agreements that involved consulting arrangements and organizational consolidations among the Company, Canton and A-Z. Richard D. Surber, a director and the chief executive officer of Canton, is the president and sole director of A-Z. Mr. Surber's control arose from his appointment as the Company's president and a director and his indirect beneficial ownership of voting securities. For more information on the Settlement Agreement, please see "Item 6 Management Discussion and Analysis" of the Company's Form 10-KSB for the period ended December 31, 1994, which is incorporated herein by this reference.

         Pursuant to a Letter Agreement dated July 7, 1995 and its Addendum dated July 11, 1995, the parties to the Settlement Agreement modified certain terms of the Settlement Agreement to include, among other terms, the issuance of certain shares of the Company's Class A common stock to Friedman, Johnson, and Lawrence Friedman, formerly the Chairman of the Board and a director of the Company. Ira Friedman was issued 85,800 shares, which include 55,800 shares for services rendered prior to 1995 and 30,000 shares for the services that Material Technology, Inc., rendered in 1995. (Material Technology Inc. is a company controlled by Ira Friedman and Richard Johnson.) The Company also issued 79,200 shares to Richard Johnson, including 55,800 shares for services rendered prior to 1995 and 23,400 shares for services that PTA Technology, Inc. provided during 1995 (PTA Technology Inc. is a company controlled by Richard Johnson and Ira Friedman). In addition, the Company issued 20,000 shares to Ira Friedman and Richard Johnson, jointly, for their March 1995 payment of $12,537 to the IRS for the Company's payroll taxes. The Company also agreed to use its best efforts to register said shares (as well as all shares issued to Friedman, Lawrence Friedman and Johnson pursuant to paragraph 1(b)(v) of the Settlement Agreement) on an available registration statement format, which may include Form S-8, as soon as it is feasible for the Company to so undertake.

         The Company remained dependent on the services of Canton Financial Services Corporation ("CFSC"), a wholly-owned subsidiary of Canton, during the second quarter of fiscal year 1995. CFSC's services were initially retained pursuant to the December 16, 1994 Settlement Agreement and later pursuant to a Consulting Agreement effective on February 18, 1995. Please see the Company's Form 10-KSB for the period ended December 31, 1994 for more information on the Settlement Agreement and the Company's initial retainer of CFSC's services.

         Pursuant to this Consulting Agreement, CFSC has provided the Company with a variety of consulting services and administrative tasks in exchange for a monthly fee based on the rates at which the services of CFSC's employees are billed. The monthly fee is payable in the restricted shares of the Company's Class A common stock. The Consulting Agreement's term is one year; however, it is terminable with 30-day notice and can be extended on a monthly basis. CFSC has provided the Company with office space as well as various accounting and legal services including internal record keeping, the preparation of reports required to be filed with Securities and Exchange Commission ("SEC"), the negotiation of settlement of the Company's debts, and the search for a viable merger or acquisition candidate. In addition, CFSC introduced AltaChem to the Company. As discussed in "Item 2 -Management's Discussion and Analysis (Subsequent to June 30, 1995)", AltaChem signed a stock exchange agreement with the Company on December 8, 1995.

         Through the efforts of CFSC, in the Spring of 1995 the Company was able to settle debts with 16 of the Company's creditors. The terms typically offered by the Company to its creditors involve the issuance of restricted shares of the Class A common stock (valued at $2.00 per share) in the Company equal to 10% of the amount of each debt in exchange for the creditors' complete discharge of such liabilities. The Company issued 158,166 restricted shares of the Class A common stock in exchange for the written discharge of $233,726 in debt. This debt settlement campaign reduced the Company's accounts payable from $1,030,592 on December 31, 1994, to $725,750 on September 30, 1995. Although the Company is still attempting to settle its existing liabilities, no assurances can be given that any additional debts will be settled for a number of shares of common stock acceptable to the Company.

         The Company experienced changes in its management during the second quarter when one of its directors, Christopher Swaner, resigned due to personal reasons and not because of any disagreements or disputes with the Company or its management in any respect, on March 30, 1995. Mark Knudson was appointed as a director of the Company on March 30, 1995, to fill the vacancy created by Mr. Swaner's resignation. Mr. Knudson subsequently resigned on July 31, 1995 without any disagreements with the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (SUBSEQUENT TO JUNE 30, 1995).

         Since June 30, 1995, the Company has continued to exchange its publicly-traded Class A common stock for other tangible assets such as media and trade credits. One such transaction executed by the Company during the third quarter was the sale of 200,000 shares of its Class A restricted common stock, effective July 11, 1995, to Itex Corporation, a Nevada corporation, in exchange for 100,000 ITEX Trade Dollars which can be used on the Itex Barter Exchange to acquire a variety of goods and services. An additional transaction executed by the Company after the second quarter was the purchase of $500,000 worth of media credits on July 31, 1995, from Associated Reciprocal Traders ("ART"), a British Virgin Island corporation, in exchange for 500,000 restricted shares of the Company's Class A common stock.

         The Company entered into a Stock Exchange Agreement on December 8, 1995 with AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provided for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

         The legal and beneficial shareholders of AltaChem's common stock ("ACS"), include James Tilton, the Company's current chief executive officer and one of its directors, and ADS Group, Inc., a Belgian corporation. James Tilton is also ADS Group's chief executive officer. Aster De Schrijver, the Company's Chairman of the Board and also one of its directors, is the president and the majority shareholder of the ADS Group. Jane Zheng is the wife of James Tilton and one of the Company's directors. These shares were issued with the understanding that they would be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS owns a 75% interest in the Company and the Company owns 100% of AltaChem.

         To encourage AltaChem and ACS to enter into the Stock Exchange Agreement, on August 3, 1995, the Company's board of directors unanimously appointed James Tilton, Jane Zheng and Aster De Schrijver to serve as directors of the Company. Upon the resignation of Richard D. Surber on August 5, 1995 from the position as a director of the Company and as its secretary/treasurer, the board of directors appointed Ms. Zheng to serve as secretary/treasurer, and also appointed Mr. Tilton as the chief executive officer of the Company. Mr. Surber resigned for personal reasons and with no disagreements or disputes with the Company or its management.

         The Company is not aware of any arrangements that may result in a change in control of the Company in the future.

Results of Operations

         Revenue for the three months ended June 30, 1995 was $0 compared to $275,205 for the same period in 1994. Revenue for the six months ended June 30, 1995 was $0 compared to $427,096 for the six months ended June 30, 1994. Both decreases can be attributable to the Company's lack of active operations.

         The cost of revenues for the three months ended June 30, 1995 decreased to $0 from $297,876 for the same period in 1994. The cost of sales during the six months ended June 30 was $0 for 1995 and $392,826 for 1994. Since there was no active operation during the first six months of 1995, the Company incurred $0 in cost of sales. Selling, general and administrative expenses for the three months ended June 30, 1995 decreased to $59,902 from $522,926 for the three months ended June 30, 1994. For the six months ended June 30, 1995, the Company incurred $195,164 in selling, general, and administrative expenses compared to $775,910 for the six months ended June 30, 1994. The decrease in selling, general, and administration costs was due primarily to the Company's cessation of all active operations.

         The net loss for the three months ended June 30, 1995 was $59,902 compared to $574,085 for the same period in 1994. During the first six months of 1995, the Company incurred a net loss of $195,164 compared to $749,295 for the first six months of 1994. The reduced level of net losses can be attributed to, again, the Company's inactive status.

Capital Resources and Liquidity

         The deficiency in working capital increased from $428,407 in the second quarter of 1994 to $1,250,353 in the second quarter of 1995. This deterioration was primarily attributable to the Company's liquidation of a majority of the current assets to satisfy long-term debts without reducing the current liabilities. Another reason for the deterioration is that the Company incurred additional debts to various consultants for services rendered after June 30, 1994.

         In the second quarter of 1995, the Company issued 8,983 shares of its Class A common stock to settle debts owed to various vendors. The Company also issued 91,144 shares to Ira Friedman, formerly the president, chief executive officer and a director of the Company for services rendered prior to 1995. Richard T. Johnson, formerly the chief financial officer, vice president of finance and a director of the Company, and Lawrence Friedman were issued 91,144 shares and 3,720 shares respectively for the same reason.

         Net stockholders' deficit was $386,211 as of June 30, 1994 and $1,208,640 as of June 30, 1995. The increase was due to the substantial loss incurred for the year ended December 31, 1994 and loss sustained during the first six months of 1995.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

         No legal proceedings against the Company were initiated during the second quarter of 1995, and no pending legal proceedings involving the Company had any material developments during the second quarter of 1995. For a discussion of the pending legal proceedings involving the Company, please see the Form 10-KSB for the fiscal year ended December 31, 1994, which is incorporated herein by this reference.



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached and filed by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 8 of this Form 10-Q and are incorporated herein by this reference.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 30, 1995.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of December 1995.

BRIA COMMUNICATIONS CORP.



By:
Name: /s/ Richard Lifschutz
Title:   President

                                INDEX TO EXHIBITS

EXHIBIT  PAGE    DESCRIPTION
NO.               NO.

3(a)      *         Certificate  of  Incorporation  of the  Company.
                    (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on From 10-KSB for the year ended December 31, 1988).

3b        *         By-Laws of the Company.  (Incorporated  herein by
                    reference from exhibit of like number from the Company's Annual Report on From 10-KSB for the year ended December 31, 1988).

3c        *         Warrant  issued  December 31, 1986 by the Company
                    to Mid-Monmouth Realty Associates. (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on From 10-KSB for the year ended December 31, 1988).


10(i)     *         Exhibits

                        MATERIAL CONTRACTS

10(i)(a)  *         Letter  of  Agreement  dated  February  28,  1995
                    between  the   Company   and   Richard   Lifschutz.
                    (Incorporated herein by reference from Exhibit of like number from the Company's Form 10-KSB for year ended December 31, 1994.)

10(i)(b)  *         Settlement Agreement dated December 16, 1994, between
                    the Company, Richard T. Johnson, Ira Friedman, A-Z
                    Professional Consultants, Inc. and The Canton Industrial
                    Corporation. (Incorporated herein by reference from Exhibit of like number from the Company's Form 10-KSB for year ended December 31, 1994.)

10(i)(c)  *         Consulting  Agreement  dated  August 4, 1995 but
                    made effective March 1, 1995, between the Company and East-West Trading Corporation. (Incorporated herein by reference from Exhibit of like number from the Company's Form 10-KSB for year ended
                    December 31, 1994.)

10(i)(d)  *         Consulting  Agreement  dated  August 4, 1995 but
                    made effective March 1, 1995, between the Company and Karston Electronics, Ltd. (Incorporated herein by reference from Exhibit of like number from the Company's Form 10-KSB for year ended December 31, 1994.)

10(i)(e)  *         Consulting  Agreement dated May 16, 1995, between
                    the   Company  and  Canton   Financial   Consulting
                    Services   Corporation.   (Incorporated  herein  by
                    reference from Exhibit of like number from the Company's Form 10-KSB for year ended December 31, 1994.)

10(i)(f)  *         Letter of Agreement and  Settlement of all Claims
                    dated  July  7,  1995,   amending  the   Settlement
                    Agreement  dated  December  16,  1994,  between the
                    Company,  The Canton  Industrial  Corporation,  A-Z
                    Professional Consultants, Inc., Ira L. Friedman and
                    Richard  T.   Johnson.   (Incorporated   herein  by
                    reference from Exhibit 10 to Current Report on Form
                    8-K filed by the Company on December 30, 1994.)

10(i)(g)  *         Amendment to Letter of Agreement  and  Settlement
                    of All  Claims,  dated July 11,  1995  between  the
                    Company,  The Canton  Industrial  Corporation,  A-Z
                    Professional Consultants, Inc., Ira L. Friedman and
                    Richard  T.   Johnson.   (Incorporated   herein  by
                    reference from exhibit of like number from the Company's Annual Report on From 10-KSB for the year ended December 31, 1994).

10(i)(h)  *         Binding  Letter of Intent between the Company and
                    MAXMusic,    Inc.    dated   February   14,   1994.
                    (Incorporated herein by reference from Exhibit 10 to Current Report on Form 8-K filed by the Company on March 11, 1994.)

10(i)(i)  *         Stock Exchange Agreement dated December 8, 1995,
                    between the Company and AltaChem Group, Inc.
                    (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1994).

27       17         Financial Data Schedule.

* These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.