Form 10KSB/A
period 1994-12-31
METALLURGICAL INDUSTRIES INC
filed 1996-01-08
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                       Transitional Small Business Format
                                 Yes [ ]  No  [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

     ITEM 1.      DESCRIPTION OF BUSINESS                                      4

     ITEM 2.      DESCRIPTION OF PROPERTY                                      6

     ITEM 3.      LEGAL PROCEEDINGS                                            7

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9

PART II

     ITEM 5.      COMMON EQUITY AND RELATED STOCKHOLDER MATTERS               11

     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS                        12

     ITEM 7.      FINANCIAL STATEMENTS                                        19

     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS               37

PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS           38

     ITEM 10.     EXECUTIVE COMPENSATION                                      39

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS             40

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              43

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                            47

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

         The Company entered into a Stock Exchange Agreement on December 8, 1995, by and between it and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provides for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

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

         The Company entered into a Stock Exchange Agreement on December 8, 1995, by and between it and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provides for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

         The legal and beneficial shareholders, who is also one of the Company's directors, of AltaChem's common stock "ACS," include James Tilton, the Company's current chief executive officer and one of its directors, and ADS Group, Inc., a Belgian corporation. ADS Croup's majority shareholder and president is Aster De Schrijver, who is also one of the Company's directors, and its chief executive officer is James Tilton. Jane Zheng is the wife of James Tilton and one of the Company's directors. See "Item 9 Directors, Executive Officers and Control Persons" and "Item 12 - Certain Relationships and Related Transactions" for more information on Tilton, Zheng, ADS Group and De Schrijver. These shares were issued with the understanding that they would be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS acquired a 75% interest in the Company and the Company acquired 100% of AltaChem.

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

(2) Includes 18,740,796 shares held by ADS Group, a Belgium corporation whose chief executive officer is Mr. Tilton. Mr. Tilton disclaims beneficial ownership of such shares. This figure also includes 2,883,200 shares which were issued pursuant to the Stock Exchange Agreement dated December 8, 1995. See "Item 6 - Management Discussion & Analysis" for more information on this agreement. In addition, the figure takes into consideration 40,000 shares purchased by Tianrong Building Material Holding Ltd., of which James Tilton is the President and a director. Mr. Tilton disclaims beneficial ownership of such shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



James Tilton, Jane Zheng, Aster De Schrijver & AltaChem

          The Company entered into a Stock Exchange Agreement on December 8, 1995, by and between it and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provides for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance.

         The legal and beneficial shareholders, who is also one of the Company's directors, of AltaChem's common stock "ACS," include James Tilton, the Company's current chief executive officer and one of its directors, and ADS Group, Inc., a Belgian corporation. ADS Croup's majority shareholder and president is Aster De Schrijver, who is also one of the Company's directors, and its chief executive officer is James Tilton. Jane Zheng is the wife of James Tilton and one of the Company's directors. See "Item 9 Directors, Executive Officers and Control Persons" and "Item 12 - Certain Relationships and Related Transactions" for more information on Tilton, Zheng, ADS Group and De Schrijver. These shares were issued with the understanding that they would be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS acquired a 75% interest in the Company and the Company acquired 100% of AltaChem.

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


10(i)     *Exhibits

                           MATERIAL CONTRACTS

10(i)(a)  *                Letter of Agreement dated March 1, 1995 between the
                           Company and Richard Lifschutz.   Incorporated  herein
                           by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the
                           Company on December 28, 1995).

10(i)(b)  *                Settlement  Agreement  dated  December  16, 1994
                           between  the  Company,   Richard  T.  Johnson,  Ira
                           Freidman,  A-Z  Professional  Consultants  and  The
                           Canton Industrial Corporation. (Incorporated herein
                           by reference  from exhibit of  like  number  from the
                           Company's  Annual Report on  Form   10-KSB   filed by
                           the  Company  on  December 28, 1995).

10(i)(c)  *                Consulting  Agreement dated August 4, 1995, but
                           made effective March 1, 1995, between the Company and East-West Trading Corporation.(Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the Company on December 28, 1995).

10(i)(d)  *                Consulting  Agreement dated August 4, 1995, but
                           made effective  March 1, 1995,  between the Company
                           and Karston Electronics, Ltd. (Incorporated herein
                           by   reference  from exhibit of like  number from the
                           Company's Annual Report on Form 10-KSB filed by the Company on December 28, 1995).

10(i)(e)  *                Consulting Agreement dated May 16, 1995, but
                           effective February 18, 1995, between the Company and Canton Financial Services Corporation. (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the Company on December 28, 1995).

10(i)(f)  *                Letter of Agreement and Settlement of All Claims
                           dated July 7, 1995, amending the Settlement agreement dated December 16, 1994, between the Company, The
                           Canton Industrial Corporation, A-Z Professional
                           Consultants, Inc., Ira L. Friedman and Richard T.
                           Johnson. (Incorporated herein by reference from exhibit of like number from the Company's Annual
                           Report on Form 10-KSB filed by the Company on December 28, 1995).

10(i)(g)  *                Amendment to Letter of Agreement, Settlement of All
                           Claims, dated July 11, 1995, between the Company, The
                           Canton Industrial Corporation, A-Z Professional
                           Consultants, Inc., Ira L. Friedman and Richard T.
                           Johnson. Incorporated herein by reference from exhibit of like number from the Company's Annual
                           Report on Form 10-KSB filed by the Company on December 28, 1995).

10(i)(h)  *                Binding  Letter of Intent between the Company and
                           MAXMusic,    Inc.    dated   February   14,   1994.
                           (Incorporated herein by reference from Exhibit 10 to Current Report on Form 8-K filed by the Company on March 11, 1994.) Incorporated herein by reference from exhibit of like number from the Company's
                           Annual Report on Form 10-KSB filed by the Company on December 28, 1995).

10(i)(i) 50                Stock Exchange Agreement of December 8, 1994 between
                           the Company and AltaChem Group, Inc.


27        *                Financial Data Schedule


* These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.