Form 10QSB
period 1995-03-31
METALLURGICAL INDUSTRIES INC
filed 1996-01-08
CIK 65231

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act  of  1934  for  the  transition  period  from   ________________________  to
______________________.


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

                        Yes                       No   XX

     The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of March 31, 1995 was 225,078.

              Transitional Small Business Issuer Disclosure Format
                                  (Check One):
                                 Yes      No XX

                                TABLE OF CONTENTS

PART I ....................................................................... 4

     ITEM 1.   FINANCIAL STATEMENTS .......................................... 4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS ......................... 10


PART II ..................................................................... 13

     ITEM 1.  LEGAL PROCEEDINGS ............................................. 13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS ........................................... 13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................. 14

SIGNATURES .................................................................. 14

EXHIBITS .................................................................... 15

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





                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                        BRIA COMMUNICATIONS CORPORATION
                                FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                           CONDENSED BALANCE SHEETS

                                                                                                     Unaudited
                                                                                                      March 31     December 31
                                                                                                        1995           1994
                                                                                                    -----------    -----------

                                                         ASSETS
CURRENT ASSETS:
     Cash .......................................................................................   $       107    $       166
     Accounts receivable ........................................................................          --             --
     Inventory ..................................................................................          --             --

                                                                                                    -----------    -----------
                                                  TOTAL CURRENT ASSETS ..........................           107            166
                                                                                                    -----------    -----------
PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment ....................................................................          --             --
     Leasehold improvements and other equipment .................................................          --             --
                                                                                                    -----------    -----------

        Total Property and Equipment ............................................................          --             --
     Less accumulated depreciation ..............................................................          --             --
                                                                                                    -----------    -----------

                                            NET PROPERTY AND EQUIPMENT ..........................          --             --
                                                                                                    -----------    -----------

                                                          OTHER ASSETS ..........................        41,713         41,713
                                                                                                    -----------    -----------
                                                                                                    $    41,820    $    41,879
                                                                                                    ===========    ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable - officers and directors .....................................................   $    59,310    $    59,310
     Accounts payable ...........................................................................       969,642      1,030,592
     Other current liabilities ..................................................................       288,898        153,695
                                                                                                    -----------    -----------

                                             TOTAL CURRENT LIABILITIES ..........................     1,317,850      1,243,597
                                                                                                    -----------    -----------

LONG-TERM DEBT - NET OF CURRENT PORTION
     Long-term capital leases ...................................................................          --             --
                                                                                                    -----------    -----------

STOCKHOLDERS'  EQUITY (DEFICIT):
     Common stock:
        Class A, $.001 par value, shares issued and
          outstanding, 225,078 and 8,299,800 ....................................................   $       225    $   829,980
        Class B $.001 par value, shares issued and
          outstanding, 98,438 (convertible into Class A shares) .................................            98          9,844
     Capital in excess of par value .............................................................     5,434,894      4,534,444
     Accumulated deficit ........................................................................    (6,711,247)    (6,575,986)

                                                                                                    -----------    -----------
                                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..........................    (1,276,030)    (1,201,718)
                                                                                                    -----------    -----------

                           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........................   $    41,820    $    41,879
                                                                                                    ===========    ===========



                              See accompanying notes to unaudited condensed financial statements

                                                            F-1

                                        BRIA COMMUNICATIONS CORPORATION
                                FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                      Three Months Ended
                                                                                                   ---------------------------
                                                                                                     March 31       March 31
                                                                                                       1995           1994
                                                                                                   ------------   ------------

REVENUE ........................................................................................   $      --      $   151,891
                                                                                                   -----------    ------------

COSTS AND EXPENSES:
     Cost of sales .............................................................................          --           94,950
     Selling, general and administrative .......................................................       135,261        252,984
     Interest ..................................................................................          --            6,167
                                                                                                   ------------   ------------

                                                                                                       135,261        354,101
                                                                                                   ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEMS:

NET LOSS .......................................................................................   $  (135,261)   $  (202,210)
                                                                                                   ============   ============

NET LOSS PER SHARE: ............................................................................   $     (0.02)   $     (0.05)

AVERAGE COMMON SHARES OUTSTANDING ..............................................................     5,422,731      4,081,092



                             See accompanying notes to unaudited condensed financial statements

                                                            F-2

                                        BRIA COMMUNICATIONS CORPORATION
                                FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                            UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Capital
                                              Class A           Class A        Class B       Class B      In Excess     Accumulated
                                              Shares            Amount         Shares        Amount         Of Par         Deficit
                                             -----------    -----------    -----------   -----------    -----------     -----------

BALANCE, December 31, 1991 ..................  1,549,217    $   154,922         98,438   $     9,844    $ 2,776,365     $(1,135,756)

    Shares issued through private
      placement .............................    423,437         42,343           --            --        1,486,885            --

    Net loss for the year ...................       --             --             --            --             --        (1,751,900)
                                             -----------    -----------    -----------   -----------    -----------     -----------

BALANCE, December 31, 1992 ..................  1,972,654    $   197,265         98,438   $     9,844    $ 4,263,250     $(2,887,656)

    Exercise of stock options ...............  1,400,000        140,000           --            --           55,000            --

    Additional shares issued ................    250,000         25,000           --            --             --              --

    Net loss for the year ...................       --             --             --            --             --        (2,552,896)
                                             -----------    -----------    -----------   -----------    -----------     -----------

BALANCE, December 31, 1993 ..................  3,622,654    $   362,265         98,438   $     9,844    $ 4,318,250     $(5,440,552)

    Exercise of stock options ...............  4,487,800        448,780           --            --          216,194            --

    Additional shares issued for
      services ..............................    189,346         18,935           --            --             --              --

    Net loss for the year ...................       --             --             --            --             --        (1,135,434)
                                             -----------    -----------    -----------   -----------    -----------     -----------

BALANCE, December 31, 1994 ..................  8,299,800    $   829,980         98,438   $     9,844    $ 4,534,444     $(6,575,986)

    1-to-40 reverse stock split ............. (8,092,305)      (809,230)          --            --          809,230            --

    Reduction in par value (Class A & B) ....       --          (20,542)          --          (9,746)        30,287            --

    Debt settlement through stock ...........     17,583             18           --            --           60,933            --

    Net loss for period .....................       --             --             --            --             --          (135,261)
                                             -----------    -----------    -----------   -----------    -----------     -----------

BALANCE, March 31, 1995 .....................    225,078    $       225         98,438   $        98    $ 5,434,894     $(6,711,247)
                                             ===========    ===========    ===========   ===========    ===========     ===========


                              See accompanying notes to unaudited condensed financial statements.

                                                            F-3

                                        BRIA COMMUNICATIONS CORPORATION
                                FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           For the three months ended
                                                                              March 31     March 31
                                                                                1995         1994
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................   $(135,261)   $(202,210)
                                                                             ---------    ---------

   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization .....................................         --           --
      Common stock issued for services ..................................         --           --
      Loss on disposal of property ......................................         --           --
      Abandonment of fixed assets .......................................         --           --
      Gain from elimination of debt .....................................         --           --
      (Increase) decrease in accounts receivable ........................         --       211,409
      (Increase) decrease in inventories ................................         --        79,562
      (Increase) decrease in other current assets .......................         --        (3,750)
      Increase (decrease) in accounts payable ...........................         --       (27,714)
      Increase (decrease) in accrued liabilities ........................     135,202      (10,845)
                                                                             ---------    ---------

                                             Total adjustments ..........     135,202      248,662
                                                                             ---------    ---------

              Net cash provided (used) by operating activities ..........   $     (59)   $  46,452
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash payments for the purchase of property ...........................         --        (3,212)
   Cash proceeds from the sale of property ..............................         --        96,767
                                                                             ---------    ---------

              Net cash provided (used) by investing activities ..........   $     --     $  93,555
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and
     issuance of additional shares ......................................         --           --
   Net proceeds from private placement ..................................         --           --
   Repayment of debt ....................................................         --      (135,585)
   Principal payments on capital leases .................................         --           --
   Principal payments on long-term debt .................................         --           --
   Loans from officers and directors ....................................         --           --
   Repayment of officers and directors loans ............................         --           --
                                                                             ---------    ---------

              Net cash provided (used) by financing activities ..........   $     --    $ (135,585)
                                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
   Cash, beginning ......................................................         166        6,006
                                                                             ---------    ---------

   Cash, ending .........................................................   $     107   $   10,428
                                                                             =========    =========


                             See accompanying notes to unaudited condensed financial statements

                                                            F-4

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

2.   Changes in Common Stock

On February 1, 1995, the Company effectuated a 1-40 Reverse Stock Split of the Company's Class A Common stock and a corresponding decrease in the authorized number of shares of Class A Common Stock.

On March 31, 1995, the Company settled past debts owed to various vendors totaling $60,951 through the issuance of 17,583 shares of the Company's Class A Common Stock.

Effective March 21, 1995, the Company increased the number of authorized shares of Class A Common Stock to 200,000,000 and Class B Stock to 220,000. The par value of both Class A and Class B Common Stock was reduced from $0.1 to $0.001.

3.   Additional footnotes included by reference

Except as indicated in the Note #2 above, there has been no other material changes in the information disclosed in the notes to the financial statements included in the Company's annual Report on Form 10-KSB for the year ended December 31, 1994. Therefore those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS


     BRIA Communications Corporation, a New Jersey corporation that is hereafter referred to as the "Company," ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994 in order to facilitate the sale of the final Company assets in preparation for a proposed merger with MAXMusic, Inc. that was subsequently rescinded. The services of the four employees were terminated on September 30, 1994.

     On February 14, 1994, the Company signed a Binding Letter of Intent with MAXMusic, Inc. a privately owned company located in Denver, Colorado ("MAX"). The Letter of Intent called for recapitalization of the Company and a subsequent merger between MAX and the Company. This information was disclosed in a report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 11, 1994. On July 11, 1994, MAX and the Company signed a Definitive Merger Agreement. A current report on Form 8-KSB was filed on July 12, 1994 with the SEC and is incorporated herein by this reference.

     The Company was advised on November 8, 1994, that MAX was exercising its option to rescind the Definitive Merger Agreement pursuant to the terms of such Agreement. MAX had signed promissory notes totaling over $776,000 plus accrued interest, that were due on July 31, 1994. These notes would have been eliminated as part of the merger, however, since the merger was canceled, $287,000 worth of the notes, including interest, became immediately due with the remaining $489,250 worth of notes, plus accrued interest, becoming due over a twelve month period.

     MAX filed Chapter 7 bankruptcy on March 3, 1995, claiming that no assets were available for bankruptcy liquidation to unsecured creditors such as the Company. The Company does not expect to receive any portion of the $776,000 worth of promissory notes unless MAX's bankruptcy trustee declares that assets are available to MAX's unsecured creditors. As of November 15, 1995, no such declaration had been made and the Company does not expect such a statement to be made in the future. The Company is currently in negotiations to settle this matter although no assurances can be given that this will in fact occur.

     The move of the Company's principal offices, which began on December 16, 1994, was completed in early January 1995. The move of offices occurred after Richard D. Surber gained control of the Company pursuant to a Settlement Agreement dated December 16, 1994, by and among the Company, Ira L. Friedman, formerly the president, chief executive officer and a director of the Company ("Friedman"), Richard T. Johnson, formerly the chief financial officer, vice president of finance and a director of the Company ("Johnson"), The Canton Industrial Corporation, a Nevada corporation ("Canton"), and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") (the "Settlement Agreement"). The Settlement Agreement resolved disputes over agreements that involved consulting arrangements and organizational consolidations among the Company, Canton and A-Z. Richard D. Surber, a director and the chief executive officer of Canton, became the president and sole director of A-Z. Mr. Surber's control arose from his appointment as the Company's president and a director, and his indirect beneficial ownership of voting securities. For more information on the Settlement Agreement, please see "Item 6 - Management Discussion and Analysis" of the Company's Form 10-KSB for the period ended December 31, 1994, which is incorporated herein by this reference.

     Pursuant to a Letter Agreement dated July 7, 1995, and an Addendum dated July 11, 1995, the parties to the Settlement Agreement modified certain terms of the Settlement Agreement to include, among other terms, the issuance of certain shares of the Company's common stock to Friedman and Johnson. The Company also agreed to use its best efforts to register said shares (as well as all shares issued to Friedman, Lawrence Friedman and Johnson pursuant to paragraph 1(b)(v) of the Settlement Agreement) on an available registration statement format, which may include Form S-8, as soon as it is feasible for the Company to so undertake. This Letter Agreement was included in the Company's Form 10-KSB for the period ended December 31, 1994 and is incorporated herein by this reference.

     The services of Canton Financial Services Corporation, a Nevada corporation and wholly owned subsidiary of Canton ("CFSC"), were retained pursuant to the Settlement Agreement. The Settlement Agreement required Canton, or its assign
(CFSC), to assist the Company in completing the proxy statement ultimately used for the March 14, 1995 Special Meeting. The compensation Canton, or its assign, was to receive in exchange for these services was established in the Settlement Agreement at 1,612,000 shares of the Company's Class A common stock.

     After the completion of the special meeting's proxy statement on 2/18/95, CFSC's services were retained pursuant to a Consulting Agreement. Pursuant to the Consulting Agreement, which has a term of one year that is terminable or can be extended on a monthly basis, CFSC has continued to provide a variety of consulting services and administrative tasks in exchange for a monthly fee based on the rates at which the services of CFSC's employees are billed that is payable in the restricted shares of the Company's Class A common stock. CFSC has provided the Company with office space as well as internal record keeping, the preparation of reports required to be filed with SEC, the negotiation of settlement of the Company's debts, and the search for a viable merger or acquisition candidate.

     Two additional directors were appointed to the Company's board of directors on January 15 and 16, 1995, Bobby G. Welch II and Christopher Swaner, respectively. On March 1, 1995, Richard Surber resigned as president of the Company. The board of directors accepted this resignation and appointed him as the Company's Secretary/Treasurer and appointed Richard Lifschutz ("Lifschutz") as the President and a director of the Company.

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

     The appointment of Lifschutz allowed the Company to begin its pursuit of profit. Lifschutz is very experienced in the barter industry and has been an Itex broker for many years. (Itex is America's largest barter exchange.) Soon after the arrival of Lifschutz, the Company began trading its publicly-traded Class A common stock for other tangible assets such as media and trade credits, including the following transactions:

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

     On March 1, 1995, the Company entered into a two Consulting Agreements, one with Karston Electronics, Ltd., a corporation formed under the laws of the British Virgin Islands ("Karston"), and the other with East-West Trading Corp., a corporation formed under the laws of the West Indies ("East- West"). The Company retained East-West and Karston to assist the Company in general business consulting. As compensation for these services, the Company issued to Karston and East-West each 120,000 shares of its Class A common stock pursuant to Regulation S of the Securities Act of 1933. The Company also granted both Karston and East-West options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.50 per shares to be exercised no later than August 4, 1996. These agreements were included in the Company's Form 10-KSB for the period ended December 31, 1994 and are incorporated herein by this reference.

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

     The Reverse Stock Split was effectuated with the intention of calling a special meeting of Company's shareholders. A special meeting of shareholders took place on March 14, 1995. The special meeting was adjourned to, and completed on, March 21, 1995, so a quorum of shares were represented. For full information on the special meeting, please see Item 4 - Submission of Matters to a Vote of Security Holders.

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

     Through the efforts of CFSC, in the Spring of 1995 the Company was able to settle debts with 16 of the Company's creditors. The terms typically offered by the Company to its creditors involve the issuance of restricted shares of common stock in the Company equal to 10% of the amount of each debt in exchange for the creditors' complete discharge of such liabilities. The Company issued 158,166 restricted shares of the Class A common stock in exchange for the written discharge of $233,726 in debt. This debt settlement campaign reduced the Company's accounts payable from over $1,030,592 on December 31, 1994, to less than $730,750 on September 30, 1995. Although the Company is still attempting to settle its existing liabilities, no assurances can be given that any additional debts will be settled for a number of shares of common stock acceptable to the Company.

     On or about June 30, 1994, the Company's charter was involuntarily dissolved by the State of New Jersey for failure to file its 1994 annual tax return and remit the necessary fees due to preserve its status as a corporation in good standing. The Company paid the State of New Jersey $5,652.66 to settle all outstanding obligations on or about September 30, 1995. On November 29, 1995, the Company filed Form CBT-100 (corporate business tax return) with the State of New Jersey. The Company received its Certificate of Reinstatement on December 22, 1995. The reinstatement became effective on December 20, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (SUBSEQUENT TO MARCH 31, 1995)

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

     The legal and beneficial shareholders of AltaChem's common stock "ACS," include James Tilton, the Company's current chief executive officer and, one of its directors, and ADS Group, Inc., a Belgian corporation, whose majority shareholder and president is Aster De Schrijver, one of the Company's current directors, and whose chief executive officer is James Tilton. Jane Zheng is the wife of James Tilton and also one of the Company's current directors. These shares were issued with the understanding that they would be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) was that ACS acquired a 75% interest in the Company and the Company acquired 100% of AltaChem.

     To encourage AltaChem and ACS to enter into the Stock Exchange Agreement, on August 3, 1995, the Company's board of directors unanimously appointed James Tilton, Jane Zheng and Aster De Schrijver to serve as directors of the Company. Upon the resignation of Richard D. Surber, on August 5, 1995, as a director of the Company and as its secretary/treasurer, the board of directors appointed Ms. Zheng to serve as Secretary/Treasurer, and also appointed Mr. Tilton as the chief executive officer of the Company. Mr. Surber resigned for personal reasons and with no disagreements or disputes with the Company or its management.

     The Company is not aware of any arrangements that may result in a change in control of the Company in the future.

Results of Operations

     Revenue for the first quarter of 1995 was $0 compared with $151,891 for the first quarter of 1994. This decrease can be attributable to the termination of the Company's active operations in June 1994.

     The Company incurred $0 in costs of sales in first quarter 1995 since there was no active operations in that period. The costs of sales were $94,950 in first quarter of 1994. Selling, general and administrative expenses for the first quarter of 1995 decreased to $135,261 from $252,984 for the first quarter of 1994. The decrease in selling, general, and administration costs was, again, due primarily to the Company's inactive status.

Capital Resources and Liquidity

     During first quarter 1995, the Company settled $60,951 in past due debts through the issuance of 17,583 shares of the Company's Class A Common Stock.

     The deficiency in working capital increased from $1,240,194 in the first quarter of 1994 to $1,317,743 in the first quarter of 1995. This deterioration was primarily attributable to the fact that the Company incurred additional debts to various consultants for services rendered after March 31, 1994.

     Net stockholders' deficit was $913,320 for the first quarter of 1994 and $1,276,030 for the first quarter of 1995. The increase was due to the substantial loss incurred for the year ended December 31, 1994 and loss sustained during the first quarter of 1995.


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

     No legal proceedings against the Company were initiated during the first quarter of 1995, and no pending legal proceedings involving the Company had any material developments during the first quarter of 1995. For a discussion of the pending legal proceedings involving the Company, please see the Form 10-KSB for the fiscal year ended December 31, 1994, which is incorporated herein by this reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 17, 1995, the Company mailed all of its shareholders a notice of a special meeting to be held on March 14, 1995 and asked them to consider and vote upon the following matters:

1. PROPOSAL NO. 1 - amendment of the Company's Articles of Incorporation to increase the number of the Company's authorized shares of Class A common stock to two hundred million (200,000,000) and Class B common stock to two hundred and twenty thousand (220,000);

2. PROPOSAL NO. 2 - amendment of the Company's Certificate of Incorporation to reduce the par value per share of Class A and Class B Common Stock of the Company from $0.10 to $0.001;

3. PROPOSAL NO. 3 - amendment of the Company's Certificate of Incorporation to permit amendments to the Company's Certificate of Incorporation by a majority vote of the Company's shareholders;

4. PROPOSAL NO. 4 - ratification of the appointment of Michael L. Roper, CPA, as the Company's independent auditor for the fiscal year ending December 31, 1994;

5. PROPOSAL NO. 5 - amendment of the Company's Certificate of Incorporation to change the Company's name to BRIA Communications Corp;

6. PROPOSAL NO. 6 - transaction of such other business as may properly come before the Special Meeting or any adjournment thereof.

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

     Shareholders  voted as follows for the  proposals  addressed at the Special
Meeting:


----------------------- --------------------------- -------------------------- ----------------- -------------------
PROPOSALS(1)(2)         Number of Shares That       Number of Shares That      Number of         Abstentions
                        Voted For Proposal          Voted Against Proposal     Shares Not
                                                                               Represented
----------------------- --------------------------- -------------------------- ----------------- -------------------
Proposal No. 1          143,832                     13,712                     148,971.5         Not Applicable
----------------------- --------------------------- -------------------------- ----------------- -------------------
Proposal No. 2          143,672                     13,872                     148,971.5         Not Applicable
----------------------- --------------------------- -------------------------- ----------------- -------------------
Proposal No. 3          143,999                     13,545                     148,971.5         Not Applicable
----------------------- --------------------------- -------------------------- ----------------- -------------------
Proposal No. 5          145,147                     12,397                     148,971.5         Not Applicable
----------------------- --------------------------- -------------------------- ----------------- -------------------


(1) Proposals 1,2,3 and 5 involved an amendment to the Company's articles of incorporation and therefore required two-thirds majority vote (or 105,029 voting shares) of the quorum represented at the meeting to pass and thus be approved.

(2) Proposal 4 was withdrawn at the discretion of the board of directors because it decided against engaging Michael L. Roper, CPA, as its independent auditor for the fiscal year ending December 31, 1994. See Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure for a discussion on the Company's past and present independent auditors.

     One of the more important results of the Meeting was to increase the amount of authorized but unissued shares of common stock. When combined with the heightened attraction of the Class A common stock due to its increased price, which stems from the Reverse Stock Split, this increase in authorized shares has made it possible for the Company to issue shares of its common stock to settle a portion of its debts as well as trade and barter for other assets. See immediately below for additional information on the Company's acquisition of other assets and settlement of debts.



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. Exhibits required to be attached and filed by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 8 of this Form 10-Q and are incorporated herein by this reference.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1995.


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of December 1995.

                                                       BRIA COMMUNICATIONS CORP.



Date: December 11, 1995                                By:
                                                       Name: Richard Lifschutz
                                                       Title:   President

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

10(i)(i)  *                Stock Exchange Agreement of December 8, 1994 between
                           the Company and AltaChem Group, Inc. Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB/A filed by the Company on January 5, 1996).


27        17               Financial Data Schedule


* These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.