Form 10QSB
period 1995-09-30
BRIA COMMUNICATIONS CORP
filed 1996-01-10
CIK 65231

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.


     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of  1934  for  the  transition  period  from              to               .

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

                     Yes                       No   XX

         The number of shares of the issuer's common stock (par value $0.001 per share) outstanding as of September 30, 1995 was 5,154,563.

              Transitional Small Business Issuer Disclosure Format
                                  (Check One):

                                    Yes   No XX

                                TABLE OF CONTENTS

PART I.........................................................................4

         ITEM 1.  FINANCIAL STATEMENTS.........................................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................4

PART II........................................................................6

         ITEM 1.  LEGAL PROCEEDINGS............................................9

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................9

SIGNATURES.....................................................................9

EXHIBITS......................................................................10

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

















                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                                      CONDENSED BALANCE SHEETS

                                                                                                   Unaudited
                                                                                                  September 30   December 31
                                                                                                      1995           1994
                                                                                                  -----------    -----------
                                                           ASSETS
       CURRENT ASSETS:
            Cash ..............................................................................   $     1,423    $       166

                                                                                                  -----------    -----------
                                                         TOTAL CURRENT ASSETS .................         1,423            166
                                                                                                  -----------    -----------

                                                                 OTHER ASSETS .................       219,814         41,713
                                                                                                  -----------    -----------
                                                                                                 $    221,237   $     41,879
                                                                                                  ===========    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       CURRENT LIABILITIES
            Notes payable - officers and directors ............................................  $     59,310   $     59,310
            Accounts payable ..................................................................       725,750      1,030,592
            Other current liabilities .........................................................       180,643        153,695
                                                                                                  -----------    -----------

                                                    TOTAL CURRENT LIABILITIES .................       965,703      1,243,597
                                                                                                  -----------    -----------


       STOCKHOLDERS'  EQUITY (DEFICIT):
            Common stock:
               Class A, $.001 par value, shares issued and
                 outstanding, 5,154,563 and 8,299,800 .........................................  $      5,155   $    829,980
                 200,000,000 shares authorized
               Class B $.001 par value, shares issued and
                 outstanding, 213,438 and 98,438 ..............................................           213          9,844
                 convertible in Class A shares, 220,000 shares authorized
            Capital in excess of par value ....................................................     6,739,882      4,534,444
            Accumulated deficit ...............................................................    (7,489,716)    (6,575,986)

                                                                                                  -----------    -----------
                                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................      (744,466)    (1,201,718)
                                                                                                  -----------    -----------

                                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $ ...............       221,237   $     41,879
                                                                                                  ===========    ===========





*  These numbers have not been adjusted to reflect the reduction in par value from $0.10 to $0.001

                                     See notes to consolidated unaudited financial statements.

                                                               F - 1

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended             Nine Months Ended
                                                                    --------------------------    ---------------------------
                                                                     Sept. 30       Sept. 30       Sept. 30         Sept. 30
                                                                        1995          1994           1995             1994
                                                                    -----------    -----------    -----------    -------------
REVENUE ........................................................   $       128 $       108,58           128   $       535,681
                                                                    -----------    -----------    -----------    -------------

COSTS AND EXPENSES:
     Cost of sales .............................................          --           98,014           --            490,839
     Selling, general and administrative .......................       718,695        163,569        913,859          939,479
     Interest ..................................................          --             --             --              7,655
                                                                    -----------    -----------    -----------    -------------
                                                                       718,695        261,583        913,859        1,437,973
                                                                    -----------    -----------    -----------    -------------

LOSS BEFORE EXTRAORDINARY ITEMS

NET LOSS .......................................................   $  (718,567)$     (152,997)$     (913,731) $      (902,292)
                                                                    ===========    ===========    ===========    =============
NET LOSS PER SHARE .............................................   $     (0.$4)         (0.$2)         (0.$9) $         (0.12)

AVERAGE COMMON SHARES OUTSTANDING ..............................     5,309,726      7,841,092      3,148,710        7,841,092


                                     See accompanying notes to consdensed financial statements.

                                                               F - 2

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                       UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                            Capital
                                                             Class A     Class A     Class B     Class B    In Excess   Accumulated
                                                             Shares      Amount      Shares      Amount     Of Par      Deficit
                                                           ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, December 31, 1992 ..........................       1,972,654     197,265     98,438        9,844   4,263,250   (2,887,656)

    Exercise of stock options .......................       1,400,000     140,000       --           --        55,000        --

    Additional shares issued ........................         250,000      25,000       --           --           --         --

    Net loss for the year ...........................            --           --        --           --           --    (2,552,896)
                                                           ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, December 31, 1993 ..........................       3,622,654     362,265     98,438        9,844   4,318,250   (5,440,552)

    Exercise of stock options .......................       4,487,800     448,780       --           --       216,194       --

    Additional shares issued for services ...........         189,346      18,935       --           --           --        --

    Net loss for the year ...........................            --           --        --           --           --    (1,135,434)
                                                           ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, December 31, 1994 ..........................       8,299,800     829,980      98,438       9,844   4,534,444   (6,575,986)

    1-to-40 reverse stock split .....................      (8,092,305)   (809,230)      --           --       809,230       --

    Reduction in par value (Class A & B) ............           --        (20,542)      --         (9,746)     30,287       --

    Debt settlement through stock ...................          17,583          18       --           --        60,933       --

    Net loss for period .............................           --            --        --           --           --      (135,261)
                                                           ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, March 31, 1995 .............................         225,078         225      98,438      98,438          98   (6,711,247)

    Debt settlement through stock ...................         194,991         195       --           --       127,097       --

    Stock issuance for services .....................           --            --      115,000         115       (115)       --

    Net loss for period .............................           --            --         --          --            --      (59,902)
                                                           ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, June 30, 1995 ..............................         420,069         420     213,438         213   5,561,876   (6,771,149)

    Debt settlement through stock ...................         527,931         528       --           --       671,383       --

    Stock issuance for services .....................       3,466,563       3,467       --          --        319,238       --

    Stock issuance for cash .........................          40,000          40       --          --          9,960       --

    Stock issuance for assets .......................         700,000         700       --          --        177,425       --

    Net loss for the period .........................           --            --        --          --            --      (718,567)
                                                           ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, September 30, 1995 .........................       5,154,563       5,155     213,438        213    6,739,882   (7,489,716)
                                                           =========== =========== =========== =========== =========== ===========

                                See accompanying notes to unaudited condensed financial statements.

                                                               F - 3

                                                  BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                       For the nine months ended
                                                                                                    -------------------------------
                                                                                                     Sept. 30           Sept. 30
                                                                                                       1995               1994
                                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................................        $    (913,731)     $    (902,292)
                                                                                                    ------------       ------------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization ......................................................                 --             (226,785)
      (Increase) decrease in accounts receivable .........................................                 --              234,804
      (Increase) decrease in inventories .................................................                 --              482,089
      (Increase) decrease in other current assets ........................................                 --             (845,326)
      (Increase) decrease in other assets ................................................             (178,101)            47,382
      Increase (decrease) in accounts payable ............................................             (304,842)          (179,629)
      Increase (decrease) in accrued liabilities .........................................               26,948           (138,354)
      Common stock issued for assets and debt ............................................            1,038,278               --
      Common stock issued for services and expenses ......................................              322,705               --
                                                                                                    ------------       ------------
                                                   Total adjustments .....................              904,988           (625,819)
                                                                                                    ------------       ------------
                    Net cash provided (used) by operating activities $ ...................               (8,743)     $  (1,528,111)
                                                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash proceeds from the sale of property ...............................................                 --              573,840
                                                                                                    ------------       ------------
                    Net cash provided (used) by investing activities $ ...................                 --        $     573,840
                                                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and
     issuance of additional shares .......................................................               10,000          1,397,695
   Repayment of debt .....................................................................                 --             (320,494)
   Loans from officers and directors .....................................................                 --              (92,835)

                    Net cash provided (used) by financing activities $ ...................               10,000      $     984,366
                                                                                                    ------------       ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
   Cash, beginning .......................................................................                  166              6,006
                                                                                                   ------------        ------------
   Cash, ending ..........................................................................       $        1,423      $      36,101
                                                                                                    ============       ============

                               See accompanying notes to unaudited consolidated financial statements.

                                                               F - 4

                         BRIA COMMUNICATIONS CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB\A for fiscal year ended December 31, 1994. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operation results are not necessarily indicative of the results for the full year ending December 31, 1995.

2.       Changes in Common Stock

         In the third quarter of 1995, the Company issued 527,931 shares of its Class A common stock to settle $671,911 in debts owed to several vendors. In addition, 3,466,563 shares of the Company's Class A common stock were issued to various consultants for accounting, legal, and acquisition services rendered. The Company also issued 40,000 shares in exchange for $10,000 in cash. Finally, 700,000 shares of the Company's Class A common stock were issued in return for ITEX trade credits with a face value of $600,000; however, the trade credits were valued at $178,125 based on the discounted market value of the stock.

         On September 1, 1995, the Company issued 18,740,796 shares of its Class A common stock to ADS Group and 2,883,200 shares to James Tilton pursuant to the Stock Exchange Agreement dated December 8, 1995 between the Company and the AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland. Pursuant to the Stock Exchange Agreement, the Company will own 100% of outstanding stock of AltaChem Group, Inc. and Altachem will own 75% of the Company's outstanding stock. The shares issued by the Company to AltaChem Group were effectively in escrow until the Stock Exchange Agreement was signed on December 8, 1995. Since all conditions of the Stock Exchange Agreement had not been met as of September 30, 1995, the shares to AltaChem Group were not reflected in the 10-QSB for the period ended September 30, 1995.

3.       Additional footnotes included by reference

         Except as indicated in the Note #2 above, there has been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB\A for the year ended December 31, 1994. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS


         BRIA Communications Corporation, a New Jersey corporation that is hereafter referred to as the "Company," ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994 in order to facilitate the sale of the final Company assets in preparation for a proposed merger with MAXMusic, Inc. that was subsequently rescinded. Please see the Company's Form 10-KSB\A for the period ended December 31, 1994 for more information on rescinded merger with MAXMusic. The services of the four employees were terminated on September 30, 1994.

         On or about June 30, 1994, the Company's charter was involuntarily dissolved by the State of New Jersey for failure to file its 1994 annual tax return and remit the necessary fees to preserve its status as a corporation in good standing. The Company paid the State of New Jersey $5,652.66 to settle all outstanding obligations on or about September 30, 1995. On November 29, 1995, the Company filed Form CBT-100 (corporate business tax return) with the State of New Jersey. The Company received its Certificate of Reinstatement on December 22, 1995, that was effective on December 20, 1995.

         On December 16, 1994, the Company entered into a settlement agreement (the "Settlement Agreement") with Ira L. Friedman, formerly the president, chief executive officer and a director of the Company ("Friedman"), Richard T. Johnson, formerly the chief financial officer, vice president of finance and a director of the Company ("Johnson"), the Canton Industrial Corporation ("Canton"), a Nevada corporation, and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). Please see the Company's Form 10-KSB\A for the period ended December 31, 1994 for more information on the Settlement Agreement.

         Pursuant to a Letter Agreement dated July 7, 1995 and its Addendum dated July 11, 1995, the parties to the Settlement Agreement modified certain terms of the Settlement Agreement to include, among other terms, the issuance of certain shares of the Company's Class A common stock to Friedman and Johnson. Friedman was issued 85,800 shares, which include 55,800 shares for services rendered prior to 1995 and 30,000 shares for the services that Material Technology, Inc., rendered in 1995. (Material Technology, Inc. is a company controlled by Friedman and Johnson.) The Company also issued 79,200 shares to Johnson, including 55,800 shares for services rendered prior to 1995 and 23,400 shares for services that PTA Technology, Inc. provided during 1995 (PTA Technology, Inc. is a company controlled by Johnson and Friedman). In addition, the Company issued 20,000 shares to Friedman and Johnson, jointly, for their March 1995 payment of $12,537 to the IRS for the Company's payroll taxes. The Company also agreed to use its best efforts to register said shares (as well as all shares issued to Friedman, Johnson, and Lawrence Friedman, formerly the Company's Chairman of the Board and a director, pursuant to paragraph 1(b)(v) of the Settlement Agreement) on an available registration statement format, which may include Form S-8, as soon as it is feasible for the Company to so undertake. The Letter Agreement was included in the Company's Form 10-KSB\A for the period ended December 31, 1994 and is incorporated herein by this reference.

         The Company remained dependent on the services of Canton Financial Services Corporation ("CFSC"), a wholly-owned subsidiary of the Canton, during the third quarter of fiscal year 1995. CFSC's services were initially retained pursuant to the Settlement Agreement. Please see the Company's Form 10-KSB\A for the period ended December 31, 1994 for more information on the Company's initial retainer of CFSC's services.

         After CFSC's obligations under the Settlement Agreement were discharged, the Company retained CFSC's services through a Consulting Agreement effective February 18, 1995. Pursuant to the Consulting Agreement, CFSC has provided the Company with a variety of consulting services and administrative tasks in exchange for a monthly fee based on the rates at which the services of CFSC's employees are billed. The monthly fee is payable in the restricted shares of the Company's Class A common stock. The Consulting Agreement's term is one year; however, it is terminable with 30-day notice and can be extended on a monthly basis. CFSC has provided the Company with office space as well as various accounting and legal services including internal record keeping, the preparation of reports required to be filed with Securities and Exchange Commission ("SEC"), the negotiation of settlement of the Company's debts, and the search for a viable merger or acquisition candidate. In addition, CFSC introduced AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("Altachem") to the Company. As discussed in "Item 2 -Management's Discussion and Analysis (Subsequent to September 30, 1995)," AltaChem signed a stock exchange agreement with the Company on December 8, 1995.

         The Company experienced changes in its management during the third quarter. Mark Knudson, one of the Company's directors, resigned on July 31, 1995 without any disagreements with the Company. Mr. Knudson had been appointed as a director of the Company on March 30, 1995. In addition, Richard Surber resigned from his position as a director of the Company and as its secretary/treasurer on August 5, 1995. Mr. Surber had been a director of the Company since December 16, 1994 and secretary/treasurer since March 1, 1995. Mr. Surber resigned for personal reasons and with no disagreements or disputes with the Company or its management.

         To encourage AltaChem and AltaChem's shareholders to enter into the Stock Exchange Agreement, on August 3, 1995, the Company's board of directors unanimously appointed James Tilton, Jane Zheng and Aster De Schrijver to serve as directors of the Company. James Tilton and ADS Group, Inc., a Belgian corporation, are the sole legal and beneficial shareholders of AltaChem's common stock (AltaChem's shareholders are hereinafter referred to as "ACS"). In addition, James Tilton is ADS Group's chief executive officer and Aster De Schrijver is its president and the majority shareholder. Jane Zheng is the wife of James Tilton. Upon the resignation of Richard D. Surber on August 5, 1995 from the position as a director of the Company and as its secretary/treasurer, the board of directors appointed Ms. Zheng to serve as secretary/treasurer and also appointed Mr. Tilton as the chief executive officer of the Company.

         The Company has continued to exchange its publicly-traded Class A common stock for other tangible assets such as media and trade credits. One such transaction executed by the Company during the third quarter was the sale of 200,000 shares of its Class A restricted common stock, effective July 11, 1995, to Itex Corporation, a Nevada corporation, in exchange for 100,000 ITEX Trade Dollars which can be used on the Itex Barter Exchange to acquire a variety of goods and services. In addition, the Company purchased $500,000 worth of media credits on July 31, 1995, from Associated Reciprocal Traders, a British Virgin Islands corporation ("ART"), in exchange for 500,000 restricted shares of the Company's Class A common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (SUBSEQUENT TO September 30, 1995)

         The Company entered into a Stock Exchange Agreement on December 8, 1995 with AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"). AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provided for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A common stock, which equaled 75% of the issued and outstanding shares of Class A common stock on September 1, 1995, the date of stock issuance. The shares to AltaChem were issued with the understanding that they would be retired in the event the merger did not transpire. The net effect of this stock exchange (which has been effected as a tax free reorganization pursuant to Section 368(1)(b) of the Internal Revenue Code of 1986, as amended) is that ACS owns a 75% interest in the Company and the Company owns 100% of AltaChem.

         The Company is not aware of any arrangements that may result in a change in control of the Company in the future.


Results of Operations

         Revenue for the three months ended September 30, 1995 was $128 compared to $108,586 for the same period in 1994. Revenue for the nine months ended
September 30, 1995 was $128 compared to $535,681 for the nine months ended September 30, 1994. Both decreases can be attributable to the Company's lack of active operations.

         The cost of revenues for the three months ended September 30, 1995 decreased to $0 from $98,014 for the same period in 1994. The cost of sales during the nine months ended September 30 was $0 for 1995 and $490,839 for 1994. Since there was no active operations during the first nine months of 1995, the Company incurred $0 in cost of sales. Selling, general and administrative expenses for the three months ended September 30, 1995 increased to $718,695 from $163,569 for the three months ended September 30, 1994. This significant increase in 1995 can be mainly attributed to the Company's retention of CFSC and other entities for accounting, legal, and acquisition services. For the nine months ended September 30, 1995, the Company incurred $913,859 in selling, general, and administrative expenses compared to $939,479 for the nine months ended September 30, 1994. Selling, general, and administrative expenses in 1994 were chiefly the costs involved in winding up the Company's active operations. In 1995, the majority of the selling, general, and administrative expenses were for consulting services rendered by various entities.

         The net loss for the three months ended September 30, 1995 was $718,567 compared to $152,997 for the same period in 1994. During the first nine months of 1995, the Company incurred a net loss of $913,731 compared to $902,292 for the first nine months of 1994. The increases in net loss during 1995 were the result of, again, various consulting expenses incurred and lack of income from operations.

Capital Resources and Liquidity

         The deficiency in working capital increased from $251,778 at the end of third quarter of 1994 to $964,280 on September 30, 1995. This deterioration was primarily attributable to the Company's liquidation of a majority of the current assets in 1994 to satisfy long-term debts without reducing the current liabilities. Another reason for the deterioration is that the Company incurred additional debts to various consultants for services rendered after September 30, 1994.

         In the third quarter of 1995, the Company issued 527,931 shares of its Class A common stock to settle $671,911 in debts owed to several vendors. In addition, 3,466,563 shares of the Company's Class A common stock were issued to various consultants for accounting, legal, and acquisition services rendered. The Company also issued 40,000 shares in exchange for $10,000 in cash. In addition, effective July 11, 1995, the Company issued 200,000 shares of its Class A restricted common stock to Itex Corporation, a Nevada corporation, in exchange for 100,000 ITEX Trade Dollars which can be used on the Itex Barter Exchange to acquire a variety of goods and services. Finally, the Company purchased $500,000 worth of media credits on July 31, 1995, from Associated Reciprocal Traders ("ART"), a British Virgin Islands corporation, in exchange for 500,000 restricted shares of the Company's Class A common stock. The trade credits were valued at $178,125 based on the discounted market value of the stock.

         Net stockholders' deficit was $251,708 as of September 30, 1994 and $744,466 as of September 30, 1995. The increase was due to the substantial loss the Company incurred for the year ended December 31, 1994 and loss sustained during the first nine months of 1995.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         No legal proceedings against the Company were initiated during the third quarter of 1995, and no pending legal proceedings involving the Company had any material developments during the third quarter of 1995. For a discussion of the pending legal proceedings involving the Company, please see the Form 10-KSB\A for the fiscal year ended December 31, 1994, which is incorporated herein by this reference.



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached and filed by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 9 of this Form 10-Q and are incorporated herein by this reference.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended September 30, 1995.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of January 1996.

BRIA COMMUNICATIONS CORP.



By:   /s/ Richard Lifschutz
Name: Richard Lifschutz
Title:   President

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

3c       *       Warrant  issued  December 31, 1986 by the Company to Mid-
                 Monmouth Realty Associates. (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on From 10-KSB for the year ended December 31, 1988).


10(i)    *          Exhibits

                               MATERIAL CONTRACTS

10(i)(a) *       Letter  of  Agreement  dated  February  28,  1995 between  the
                 Company   and   Richard   Lifschutz. (Incorporated  herein by
                 reference  from Exhibit of like number from the Company's Form
                 10-KSB for year ended December 31, 1994.)

10(i)(b) *       Settlement Agreement dated December 16, 1994, between the
                 Company, Richard T. Johnson, Ira Friedman, A-Z Professional
                 Consultants, Inc. and The Canton Industrial Corporation.
                 (Incorporated herein by reference from Exhibit 10 from the Company's Form 8-K filed with the Commission on December
                 30, 1994.)

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

10(i)(i) *       Stock Exchange Agreement dated December 8, 1995, between the
                 Company and AltaChem Group, Inc. (Incorporated herein by reference from exhibit of like number from the Company's Annual
                 Report on From 10-KSB/A for the year ended December 31, 1994).

27       16      Financial Data Schedule.


* These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.