Form 10KSB
period 1995-12-31
BRIA COMMUNICATIONS CORP
filed 1996-10-03
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X] Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934 (Fee required) for the fiscal year ended December 31, 1995

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

   Commission file number:  I-9418

                         BRIA Communications Corporation
                 (Name of Small Business Issuer in Its Charter)

          New Jersey                                  22-1644111
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each Exchange
      Title of Each Class                              on Which Registered
  Common Stock ($0.001 Par Value)                                NONE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes____ No XX

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's total consolidated revenues for the year ended December 31, 1995, were $128.

         The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $6,283,435.50 based on the last sale price thereof reported on the consolidated tape for September 27, 1996.

         At September 27, 1996, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 8,377,914.

                                TABLE OF CONTENTS

                                   PART I Page

Item 1. Description of Business................................................3

Item 2. Description of Property................................................7

Item 3. Legal Proceedings......................................................7

Item 4. Submission of Matters to a Vote of Security Holders....................8

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters...............8

Item 6. Management's Discussion and Analysis or Plan of Operation..............9

Item 7. Financial Statements..................................................15

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................16

                                    PART III

Item 9. Directors and Executive Officers......................................16

Item 10.Executive Compensation................................................17

Item 11.Security Ownership of Certain Beneficial Owners and Management........19

Item 12.Certain Relationships and Related Transactions........................21

Item 13.Exhibits, Lists and Reports on Form 8-K...............................25

  SIGNATURES..................................................................26

  INDEX TO EXHIBITS...........................................................27

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

     Unless the context indicates otherwise, the term "Company" refers to BRIA Communications Corporation, a New Jersey corporation formerly known as Metallurgical Industries, Inc., and its subsidiaries and predecessors. The Company's executive offices are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101.

     The Company's shareholders voted to change the Company's name to BRIA Communications Corporation at a Special Meeting of Shareholders, originally scheduled for March 14, 1995, but adjourned until March 21, 1995 ("Special Meeting"). Of the 157,544 shares of Common Stock represented by person or proxy at the Special Meeting, 145,147 voted in favor of the name change.

     All references to "Common Stock" shall mean the Company's Class A Common Stock, publicly traded on the OTC-Bulletin Board Quotation System under the symbol "BRIAA." Prior to March 21, 1995, the Common Stock had a par value of $0.10. At the Special Meeting the Company's shareholders voted to amend the Certificate of Incorporation by changing the par value of the Common Stock to $0.001. This amendment was disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. The Company also has Class B Common Stock, $0.001 par value, which is not publicly traded. See "Item 5 Market for Common Equity and Related Stockholder Matters."

Business Development

     The Company was incorporated in New Jersey in 1959 under the name Metallurgical Industries, Inc. Until 1993, the Company was engaged in the repair of aircraft turbine engine components and the purchasing, processing and selling of specialty refractory metals. By August 1993, competitive pressure from the aircraft turbine engine original equipment manufacturers forced the Company to discontinue operations in that market. Additionally, low levels of demand, surplus domestic capacity, and increased competition from imports reduced the Company's profit margins in the specialty refractory metals business to below the break-even level. As a result, the Company began to downsize its existing operations and aggressively search for new opportunities or replacements for its existing businesses.

     In early 1994, the Company agreed to merge into MAXMusic, Inc., a Delaware corporation ("MAXMusic"), pursuant to the Agreement and Plan of Merger dated July 11, 1994 ("Merger Agreement"). The Company began extensive restructuring and reorganization in furtherance of the Merger Agreement. Upon the completion of merger and recapitalization, the shareholders of MAXMusic would have exchanged 100% of their shares for a minimum of 80% of the Class A Common Stock of the Company.

     On March 18, 1994, a petition was filed against the Company in the U.S. Bankruptcy Court requesting an order for relief under Chapter 7 of Bankruptcy Code (case No: 94-31635). This involuntary bankruptcy petition was filed by three of the Company's major creditors with claims totaling approximately $147,000. MAXMusic agreed to purchase the debts of the three creditors and the original petitioners stipulated to an extension of time to answer the petition until June 1, 1994. This information was disclosed in a report on Form 8-K filed with the SEC on April 11, 1994. On June 28, 1994, the Company reached a settlement with the petitioning creditors and a payment was put in escrow to settle the debt. On July 27, 1994, the U.S. Bankruptcy Court dismissed the petition pursuant to 11 U.S.C. Section 303(j) of the United States Bankruptcy Code.

     The Company ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994, to facilitate the sale of the final Company assets in preparation for a planned merger with MAXMusic. These employees focused their efforts on winding down unsuccessful operations and settling debts with the Company's creditors. The four employees were ultimately terminated on September 30, 1994.

     On November 8, 1994, MAXMusic exercised its option to rescind the Merger Agreement pursuant to the Merger Agreement's terms. MAXMusic had signed promissory notes totaling over $776,000 plus accrued interest that were due on July 31, 1994. These notes would have been extinguished as part of the merger. However, since the merger was rescinded, $287,000 worth of the notes, plus interest, became immediately due with the remaining $489,250 worth of notes, plus accrued interest, becoming due over a twelve month period. MAXMusic has since declared bankruptcy and the Company does not anticipate receiving any portion of the money due under the terms of the promissory notes.

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

     In September 1994, the Company placed its two wholly owned subsidiaries, Intermet Resources, Inc., and Advanced Welding and Coating Services, Inc., into Chapter 7 bankruptcy, case numbers 94-36556 and 94-36561, respectively. The decision to file for bankruptcy stemmed from the fact that neither subsidiary was profitable nor, in management's decision, had prospects of becoming profitable. A trustee was appointed by the Court and at a hearing before the U.
S. Bankruptcy Court in Trenton, New Jersey, on December 7, 1994, the Chapter 7 filings were accepted and the assets of both corporations were liquidated.

     After the Merger Agreement with MAXMusic was terminated and the two subsidiaries were placed in bankruptcy, the Company was left with no active operations. The Company resumed its efforts to find a suitable merger or acquisition candidate. During its pursuit of such a candidate, the Company became involved in the barter and trade industry. On March 1, 1995, the Company appointed Richard Lifschutz ("Lifschutz") as the Company's president and a director. Mr. Lifschutz is very experienced in the barter industry and has been a broker for many years on the ITEX barter exchange, the largest such exchange in the United States. Soon after the arrival of Lifschutz, the Company began trading restricted shares of its Common Stock for tangible assets such as media and trade credits. See "Item 6 - Management Discussion and Analysis" for a discussion of this change in Company control and the results of operations stemming from the Company's involvement in the barter industry.

     Effective  December 8, 1995,  the Company  entered  into a since  rescinded
Stock Exchange Agreement (the "Stock Exchange Agreement") with AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"), Aster De Schrijver, an individual, and James Tilton, an individual (these four entities are hereinafter collectively referred to as the "Parties"). AltaChem is a chemical company which manufactures and markets a one-component polyurethane foam compound and related products used to dispense that chemical. Pursuant to the Stock Exchange Agreement, the Company acquired 100% of the outstanding Common Stock of AltaChem, making AltaChem a wholly owned subsidiary. As consideration, the Company issued 18,740,976 shares of Common Stock to Aster De Schrijver, who prior to the Stock Exchange Agreement directly or indirectly owned 100% of AltaChem's outstanding Common Stock. The Company also issued 2,883,200 shares of Common Stock to James Tilton as consideration for services rendered by Mr. Tilton in negotiating the Stock Exchange Agreement. After the Stock Exchange Agreement was consummated, Mr. De Schrijver and Mr. Tilton collectively owned 75% of the Company's issued and outstanding Common Stock.

     On August 3, 1995, and in contemplation of the acquisition of AltaChem, the Company's board of directors appointed Aster De Schrijver, James Tilton and Jane Zheng as additional directors. Mr. De Schrijver was also appointed as chairman of the board of directors. Mr. Tilton was appointed as chief executive officer, and Jane Zheng, the wife of James Tilton, was appointed as the Company's treasurer and secretary. Upon the respective appointments of three new officers and directors, Richard Surber and Mark Knudson resigned as the Company's directors, leaving Richard Lifschutz as the only incumbent director. The resignations of Mr. Surber and Mr. Knudson were the result of the change of control in the ownership of the Company's capital stock, and did not reflect any disagreements on the part of either resigning director with the Company or its management.

     On May 8, 1996, the parties to the Stock Exchange Agreement mutually agreed to rescind the Agreement ab initio, or from the beginning. The rescission was accomplished pursuant to a Rescission of Stock Exchange Agreement and Release of all Claims signed that day. The primary reason for the rescission was AltaChem's failure to deliver to the Company audited financial statements and a schedule of assets within 180 days, as required by the Stock Exchange Agreement. This delinquency constituted a material breach of the Stock Exchange Agreement and made it impossible for the Company to stay current in its SEC filings. Moreover, AltaChem had significantly underestimated the costs associated with the filing requirements for publicly traded companies in the United States. Accordingly, a determination was made that it would be in the best interest of all Parties to rescind the Stock Exchange Agreement.

     Pursuant to the Rescission Agreement, the Parties released one another from all potential claims they may have had stemming from the Stock Exchange
Agreement. Hence, the Company has no relationship with or claims against AltaChem, and AltaChem has no claims against the Company. Mr. De Schrijver and Mr. Tilton were required to return their shares to the Company's transfer agent for cancellation, and the Company was required to return all shares of AltaChem to Mr. De Schrijver.

     On May 31, 1996, Aster De Schrijver resigned as chairman of the board of directors and Jane Zheng resigned as secretary, treasurer and a director. On June 24, 1996, James Tilton resigned as chief executive officer and a director. The three directors resigned because, as a result of the rescinded Stock Exchange Agreement, shares of Common Stock previously issued to De Schrijver and Tilton were required to be returned to the Company for cancellation, leaving the three directors with no ownership interest in the Company. None of the directors had any disagreements with the Company or its management at the time of their respective resignations.

     On June 7, 1996, the board of directors appointed Harry Tilton, Matthew Veal and Shirley Tarantino as directors. These directors were appointed to help the Company organize its management structure and restructure its Bylaws. After performing such services, Harry Tilton, Matthew Veal and Shirley Tarantino tendered their respective resignations as directors on June 19, 1996. On June 27, 1996, Isaac Lifschutz and Wendell Hall were appointed as additional directors of the Company. For more information on the current board of directors, see "Item 9 - Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     On July 11, 1996, the Company entered into an agreement with CyberMalls, Inc. ("CyberMalls"), a Utah corporation wholly owned by Canton Financial Services Corporation ("CFS"). Pursuant to the agreement the Company purchased CyberFootball, a Nevada corporation ("CFI") . CFI is developing a virtual mall on the Internet focused on the sport of football. CFI was founded in 1996 and is currently a developmental stage corporation. It seeks to become an Internet Service Provider specializing in global online commerce. The Company acquired CFI by issuing 1,875,000 shares of its Class A Common Stock valued at .375(cent) per share to CyberMalls. In exchange, CFI will issue 9,101,019 shares of its restricted Common Stock to the Company which reflects approximately 90.1% of the authorized, issued and outstanding shares of CFI. CFI will issue a Promissory
Note in favor of CyberMalls in the amount of $11,500,000 bearing interest of 9% per annum to be payable in three (3) years from the date of the execution of the Agreement. The Note shall be secured by the CyberFootball trademark and domain rights. The Company shall be guarantor of the Note with such guarantee to be secured only by 100% of the Company's interest in CyberFootball's Common Stock.

     Additionally, as compensation for services to be provided in the creation, development and initial servicing of the virtual mall, CyberMalls will receive 50% of the proceeds realized from a private placement of Common Stock conducted pursuant to Rule 504 of Regulation D of the Securities Act of 1933. These proceeds are distrubuted to CyberMalls pursuant to a Financial Consulting Agreement entered into between the Company, CFI and CFS. The terms of such Financial Consulting Agreement obligates CFS to provide its best efforts in assisting CFI to become a self sufficient, fully reporting company under the Securities and Exchange Act of 1934 that is publicly traded. In exchange CFI is obligated to compensate CFS by issuing $150,000 worth of the Company's free trading Class A Common Stock.

     Kingslawn Offset, Inc., a New York corporation engaged in the printing of full color catalogs, sales sheets, and other publications ("Kingslawn"), was acquired by the Company on September 10, 1996. In exchange for acquiring all of Kingslawn's issued and outstanding capital stock, the Company issued 2 million restricted shares of its Class A Common Stock valued at $0.75 per share. Kingslawn's President and principal shareholder was also granted a $500,000 lien on all equipment and fixtures in Kingslawn's possession as of September 10, 1996. This lien is convertible at the holder's option into the Company's Class A Common Stock at $0.75 per share. Kingslawn thus became a wholly owned subsidiary of the Company.

Business of Issuer

     As stated above, through its subsidiaries, the Company is involved in the development of an Internet virtual mall and the printing business. Pursuant to the Company's Agreement with CyberMalls, CyberMalls will design and build the virtual mall, CyberFootball and will continue to provide the Company with ongoing maintenance of the Internet mall. CyberMalls is also obligated to provide WebSafari(TM) for the duration of the business relationship between CyberMalls and CyberFootball. WebSafari (TM) is a type of search engine that allows shoppers on the Internet to change locations as their interest desires. On August 12, 1996, this search engine was successfully tested in its first, or alpha version and is expected to be ready for initial public use by the end of September 1996. However, due to increasing competition in the search engine arena, no assurances can be given that, even if Web SafariTM does operate as planned, it will be accepted by the public or yield profits.

     The September 10, 1996 Agreement for the exchange of stock between the Company and Kingslawn envisions continuing in its normal printing operations. However, the Company and Kingslawn have discussed possible additional acquisitions of entities to complement Kingslawn's business, although no such assurances can be given that any of the acquisitions will be made, or if made that they will be successful or profitable.

     The Company continues to search for appropriate business opportunities, including businesses which the Company can acquire as operating subsidiaries. To help it find appropriate business opportunities, the Company has employed the services of Canton Financial Services Corporation ("CFS"). CFS provides business services to the Company including administrative, accounting, and shareholder relations work. CFS also leases office space to the Company. Originally retained in May 1995, CFS is currently rendering services to the Company pursuant to an April 1, 1996 Consulting Agreement (the "Consulting Agreement"). According to the Consulting Agreement, the Company is obligated to pay CFS a monthly consulting fee equaling $20,000 or the actual cost of services rendered by CFS if such cost exceeds $20,000. The fee is payable either in cash or in restricted shares of the Company's Common Stock valued at the lower of one-half (1/2) the closing bid price on the last day of the month in which services are rendered to the Company or one-half (1/2) the closing bid price on the day the Common Stock is actually issued to CFS. CFS is an affiliate of CyberMalls.

     The Company has no full time employees. However, pursuant to its Consulting Agreements with CFS and CyberMalls, it receives consulting, administrative and other services as needed for its development. CFS employs approximately 40 full-time employees and independent consultants, many of whom have rendered services to the Company. CyberMalls' staff includes 23 employees and Kingslawn Offset has a staff of 5 employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     Kingslawn does not currently own any property and does not anticipate the purchase of additional property in the near future.

     The Company's principal offices are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company leases office space, accounting, secretarial services and office supplies from Canton Financial Services
Corporation pursuant to a April 1, 1996 Consulting Agreement. For more information on this Consulting Agreement, see "Item 1 - Description of Business" and "Item 12 - Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

     The following discussion describes all material pending legal proceedings involving the Company:

     Between November 1986 and March 1994, the Company leased a manufacturing facility located at 1 Coldstream Way, Tinton Falls, New Jersey from Mid-Monmouth Realty Association, whose principal offices are at 75 Eisenhower Parkway, Roseland, New Jersey. The Environmental Cleanup and Responsibility Act ("ECRA") of New Jersey imposed a number of obligations on the Company; however, since the Company does not own its facility in Tinton Falls, the obligations are jointly and severally the obligations of the Company and Landlord. On November 29, 1995, the New Jersey Department of Environmental Protection and Energy (NJDEPE) completed a review of this site with the cooperation of Company's former Landlord. NJDEPE requested that the Company/Landlord do further sampling on various portions of the site, such as the storage and waste tanks, the former settling pond, pipe discharges, below-ground-surface soil and groundwater. The Company/Landlord is also required to submit a revised Remedial Action Schedule and summarized analytical results on the samplings. As of September 30, 1996, the Company has not received any statements of costs from the Landlord.

     The Company and the Landlord entered into a lease modification in October 1993 under which, among other things, the Landlord agreed to perform whatever environmental study and remediation would be required to satisfy the NJDEPE. The Company agreed to reimburse the Landlord for the costs associated with this, all of which is secured. The first $100,000 is secured and subordinate only to the secured interest of Midlantic National Bank, taxes owed to the Internal Revenue Service, and State of New Jersey taxes. Any liability in excess of $100,000 is secured but subordinate to security interest of the same entities plus that of Ira Friedman and Lawrence Friedman, former principals of the Company. As of September 30, 1996, the Landlord has not advised the Company of the cost it has incurred nor has the Landlord disclosed to the Company the results of the studies and tests conducted. The company had insurance policies with Greater New York Mutual Insurance Company which the Company believes should cover approximately $100,000 of the cleanup costs. Although the insurance company has indicated that it would decline coverage, in the opinion of the Company's special insurance counsel and with the support of New Jersey case law, the Company believes that it has insurance coverage for the first $100,000 incurred in remediating the Tinton Falls plant site. However, no assurance can be given that Greater New York Mutual Insurance Company will cover any costs incurred at this site.

     Pursuant to the Lease Agreement with the Landlord by which the Company leased manufacturing, storage and office facilities, the stated terms of tenancy was from month to month after December 31, 1993, terminable by either party on 30 days prior notice but no later than March 31, 1994. The Company was evicted on or about March 31, 1994. The Landlord has continued to bill the Company for a variety of charges since that date resulting in a disagreement over the amount owed by the Company. The Company believes that additional charges are not justified according to the terms of the lease agreement. As of December 31, 1994, the Company has recorded an obligation of $354,711 as compared to the Landlord's claim for $945,344, resulting in an amount in dispute of approximately $590,633. This disputed amount does not appear as an obligation on the Company's financial statements as no lawsuits have been filed to date regarding the disputed amount. However, the Landlord received a judgement in its favor in 1993 in the amount of $351,005 representing the Company's obligation at September 24, 1993, and the Company believes that it is possible, although not probable, that an unfavorable outcome regarding the disputed amount would be rendered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the prices of the Company's Class A Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1994 and 1995, and for the first two quarters of fiscal year 1996. The National Association of Securities Dealers was the source of the information for these prices. These over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions.

                                  BID QUOTATION

Fiscal Year 1994                             High Bid Price        Low Bid Price
     Quarter Ended 03/31/94                      $1.19                 $0.16
     Quarter Ended 06/30/94                      $0.69                 $0.28
     Quarter Ended 09/30/94                      $0.34                 $0.25
     Quarter Ended 12/31/94                      $0.28                 $0.03
Fiscal Year 1995(1)
     Quarter Ended 03/31/95                      $1.87                 $1.25
     Quarter Ended 06/30/95                      $1.50                 $0.50
     Quarter Ended 09/30/95                      $1.50                 $0.50
     Quarter Ended 12/31/95                      $1.00                 $0.50
Fiscal Year 1996
     Quarter Ended 03/31/96                      $1.00                 $0.69
     Quarter Ended 06/30/96                      $1.00                 $0.50

     On February 1, 1995, the Board of Directors unanimously approved a 1-for-40 reverse stock split of the Class A Common Stock (the "Reverse Split"). The bid price of the Class A Common Stock before the Reverse Split was $1/32, roughly three cents per share whereas after the Reverse Split, on February 6, 1995, the bid price was $1.13. At the same time, the Board of Directors decreased the authorized number of shares to assure that the rights and preferences of the holders of outstanding shares of Class A Common Stock were not adversely affected.

---------------------------
     (1)All quotes for fiscal years 1995 and 1996 reflect a 1-for-40 reverse stock split of the Company's Class A Common Stock effective February 1, 1995. For more information on this reverse split, see the text belo the bid quotation table

STOCKHOLDERS

     On December 31, 1995, there were approximately 707 record owners of the Company's Class A Common Stock, holding 6,798,186 shares. As of September 27, 1996 there are approximately 724 record owners of Class A Common Stock holding 8,377,914 shares.

     On December 31, 1995 and as of September 27, 1996, there were 2 record owners of the Company's Class B Common Stock, holding 213,440 shares.

DIVIDENDS

     Due to its limited cash flow, the Company has not declared a cash dividend for the past two fiscal years on either the Class A Common Stock or the Class B Common Stock and does not anticipate doing so in the near future.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     Prior to June 1994, the Company was involved in the repair of aircraft turbines and engine components and the purchasing, processing and selling of specialty refractory metals. All active operations in such industries were ceased in June 1994. This cessation has significantly affected the Company's performance for fiscal 1995 and 1994 relative to fiscal 1993.

DISCUSSION OF OPERATIONS

     When the Company decided to cease its metal related operations, it began seeking suitable merger and acquisition candidates. On July 11, 1994, the Company signed a Definitive Merger Agreement with MAXMusic, Inc., a Delaware corporation located in Denver, Colorado ("MAX"). MAX was involved in producing, recording, marketing and selling musical merchandise.

     The Company was advised on November 8, 1994 that MAX was exercising its option to rescind the Definitive Merger Agreement pursuant to its terms. When MAX rescinded this deal, it became obligated to pay the Company promissory notes worth $776,000. However, MAX filed Chapter 7 bankruptcy on March 3, 1995, claiming that no assets were available for bankruptcy liquidation to unsecured creditors such as the Company. Thus, the Company does not expect to receive any proceeds from MAX's liquidation, although a remote possibility exists that the Company could be offered some assets by MAX's bankruptcy trustee if a determination is made that assets are available to MAX's unsecured creditors. As of September 30, 1996, no such declaration had been made and the Company does not expect such a statement to be made in the future.

     Two of the Company's wholly-owned subsidiaries, Intermet Resources, Inc., and Advanced Welding and Coating Services, Inc. ("AWACS"), were placed into Chapter 7 bankruptcy, case numbers 94-36556 and 94-36561, respectively, in September 1994. The decision to file for bankruptcy stemmed from the fact that neither subsidiary was profitable nor, in then-management's decision, had prospects of becoming profitable. A trustee was appointed by the Court. At a hearing before the U. S. Bankruptcy Court in Trenton, New Jersey, on December 7, 1994, the Chapter 7 filings were accepted and the assets of both corporations were liquidated.

     The continued focus on locating a suitable merger and acquisition candidate in late 1994 resulted in a change in the Company's management. Control of the Company shifted to Richard D. Surber in December 1994, pursuant to a Settlement Agreement dated December 16, 1994, by and among the Company, Ira L. Friedman, formerly the president, chief executive officer and a director of the Company ("Friedman"), Richard T. Johnson, formerly the chief financial officer, vice president of finance and a director of the Company ("Johnson"), The Canton Industrial Corporation, a Nevada corporation n/k/a CyberAmerica Corporation ("Canton"), and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z") (the "Settlement Agreement"). The Settlement Agreement also resolved disputes over agreements that involved consulting arrangements and organizational consolidations among the Company, Canton and A-Z, many of which were never consummated. Richard D. Surber, a director and the chief executive officer of Canton, is the president and sole director of A-Z. Mr. Surber's control arose from his appointment as the Company's president and a director, and his indirect beneficial ownership of voting securities. (For more information of these transactions see "Item 12 - Certain Relationships and Related Transactions")

     In consideration for the release by Canton and A-Z of the Company, Friedman and Johnson from any and all claims, causes of action, and obligations relating to the agreements, Friedman and Johnson appointed Richard D. Surber as president and director of the Company and agreed to appoint two other persons to the Company's board that Canton would nominate. The Settlement Agreement also required the Company to issue 1.612 million shares of its Common Stock to Canton. Canton subsequently assigned these shares to A-Z. The Settlement Agreement also called for the resignations of all previous officers and directors. These resignations temporarily left Mr. Surber as the Company's sole director, until the appointments of Bobby G. Welch II and Christopher Swaner in January 1995.

     On March 3, 1995, Bobby Welch resigned as the Company's director. On March 30, 1995, Christopher Swaner also resigned as a director. Neither of the resigning directors had any disagreements with the Company or its management at the time of their respective resignations. On March 30, 1995 Mark Knudson was appointed as a director of the Company.

     Pursuant to a Letter Agreement dated July 7, 1995 and its Addendum dated July 11, 1995, certain terms of the Settlement Agreement were modified to include, among other terms, the issuance of certain shares of the Company's Common Stock to Friedman and Johnson. Ira Friedman was issued 85,800 shares, which include 55,800 shares for services rendered prior to 1995 and 30,000 shares for the services that Material Technology, Inc., a company controlled by Ira Friedman and Richard Johnson, rendered in 1995. The Company also issued 79,200 shares to Richard Johnson, including 55,800 shares for services rendered prior to 1995 and 23,400 shares for services that Material Technology, Inc. a company over which Richard Johnson shares control with Ira Friedman, provided during 1995. In addition, the Company issued 20,000 shares of common stock to Ira Friedman and Richard Johnson, jointly, for their March 1995 payment of $12,537 to the IRS for payroll taxes.

     Immediately after the 1994 change in control, the Company's principal offices moved from Tinton Falls, New Jersey, to Salt Lake City, Utah. The services of Canton Financial Services Corporation, a Nevada corporation wholly owned by Canton ("CFS"), were initially retained pursuant to the Settlement Agreement and later pursuant to a Consulting Agreement dated May 16, 1995 but retroactively effective on February 18, 1995 ("Consulting Agreement"). (See "Item 1 Description of Business" for additional information on the terms of the Consulting Agreement.) Pursuant to the Consulting Agreement, CFS has continued to provide a variety of consulting services and administrative tasks in exchange for a monthly fee based on the hourly rates of CFS's employees and payable in restricted shares of the Company's Class A Common Stock. Although the Consulting Agreement's term was one year, it provided for extension on a monthly basis. On April 1, 1996 the Company renewed the Consulting Agreement. CFS provides the Company with office space as well as internal record keeping, the preparation of reports required to be filed with Securities and Exchange Commission ("SEC"), the negotiation of settlement of the Company's debts, and the search for viable merger or acquisition candidates.

     A Special Meeting of the Company's Shareholders of the Company was scheduled for March 14, 1995; however, because of the lack of a quorum, it was adjourned to and completed on March 21, 1995 (the "Meeting"). The Meeting was called by the board of directors to execute changes it deemed necessary for the Company's survival. All of the directors and the owners of at least two-thirds of the shares voted at the Meeting and approved the following proposals: to increase the number of authorized shares of the Company to two hundred million shares of Class A Common Stock and two hundred twenty thousand shares of Class B Common Stock, par value $0.10; to amend the Company's Certificate of Incorporation to reduce the par value per share of Class A and Class B Common Stock of the Company from $0.10 to $0.001; to amend the Company's Certificate of Incorporation to permit amendments to the Company's Certificate of Incorporation to be executed by a majority of shareholders; and to change the company's name to BRIA Communications Corp., effective April 9, 1996. A Certificate of Amendment to the Certificate of Incorporation was filed with the Secretary of State of New Jersey on April 9, 1996, which sets forth these changes. See "Item 1 - Description of Business" for an additional discussion on the Company's corporate status in New Jersey and see "Item 4 - Submission of Matters to a Vote of Security Holders" for additional information regarding the special meeting of shareholders.

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

     Through the efforts of CFS, in Spring 1995 the Company was able to settle debts with 14 of the Company's creditors. The terms typically offered by the Company to its creditors involved the issuance of restricted shares of Common Stock in the Company equal to 10% of the amount of each debt in exchange for the creditors' complete discharge of such liabilities. In addition, the Company settled the debts owed to two of its former officers and directors by issuing restricted shares of its Common Stock. During 1995 the Company issued 377,570 restricted shares of the Class A Common Stock in exchange for the written discharge of $336,543 in debt. This debt settlement campaign reduced the Company's accounts payable from $1,030,592 on December 31, 1994, to $757,202 on December 31, 1995. Although the Company is still attempting to settle its existing liabilities, no assurances can be given that any additional debts will be settled for a number of shares of Common Stock acceptable to the Company.

     While the Company began searching for merger or acquisition candidates, it became involved in the barter and trade industry. On March 1, 1995, the Company appointed Richard Lifschutz ("Lifschutz") as the Company's president and a director. Lifschutz is very experienced in the barter industry and has been an ITEX broker for many years. (ITEX is America's largest barter exchange.) Soon after the arrival of Lifschutz, the Company began trading its publicly-traded Class A Common Stock for other tangible assets such as media and trade credits, including the following:

     - the purchase of $500,000 worth of media credits on July 31, 1995, from Associated Reciprocal Traders ("ART"), a British Virgin Island corporation, in exchange for 500,000 restricted shares of the Company's Class A Common Stock. The media credits are valued at $125,000 on the Company's balance sheet for the year ended December 31, 1995.

     - the sale of 200,000 shares of its Class A restricted Common Stock, effective July 11, 1995, to ITEX Corporation, a New Jersey corporation, in exchange for 100,000 ITEX Trade Dollars which can be used on the ITEX Barter Exchange to acquire a variety of goods and services. The ITEX trade credits are valued at $48,466 on the Company's Balance Sheet for the year ended December 31, 1995.

     On March 1, 1995, the Company entered into two Consulting Agreements, one with Karston Electronics, Ltd., a corporation formed under the laws of the British Virgin Islands ("Karston"), and the other with East-West Trading Corp., a corporation formed under the laws of the West Indies ("East-West"). The Company retained East-West and Karston to assist the Company in general business consulting. As compensation for these services, the Company issued to Karston and East-West each 120,000 shares of its Class A Common Stock pursuant to Regulation S of the Securities Act of 1933. The Company also granted both Karston and East-West options to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $0.50 per shares to be exercised no later than August 4, 1996. All of these options have since expired worthless.

     The Company entered into a Stock Exchange Agreement (see below for the subsequent rescission of this Agreement) on December 8, 1995, by and between the Company and AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem") and the shareholders of AltaChem. AltaChem is a chemical company that manufactures, distributes, and sells chemicals used in the building industry, including a polyurethane foam product used as insulation, sealants and caulking materials. The Stock Exchange Agreement provided for the Company's acquisition of 100% of the issued and outstanding capital stock of AltaChem in exchange for 21,623,996 shares of the Company's Class A Common Stock, which equaled 75% of the issued and outstanding shares of Class A Common Stock on September 1, 1995, the date of stock issuance.

     On August 3, 1995 and in contemplation of the Stock Exchange Agreement with AltaChem, the Company appointed Aster De Schrijver as the Company's chairman of the board of directors, James Tilton as the Company's chief executive officer and director, and Jane Zheng as the Company's secretary-treasurer and director. Prior to the December 8, 1995 Stock Exchange Agreement, ADS Group, Ltd., an entity controlled by Mr. De Schrijver, owned 100% of the capital stock of AltaChem. As consideration for its transfer of the capital stock of AltaChem stock, ADS Group received 18,740,796 shares of the Company's Common Stock. Mr. Tilton received 2,883,200 shares of Common Stock as consideration for his services rendered in negotiating the Stock Exchange Agreement. After the Stock Exchange Agreement was consummated, Mr. De Schrijver and Mr. Tilton collectively owned 75% of the Company's issued and outstanding Common Stock. Ms. Zheng is the wife of Mr. Tilton. Upon the Company's respective appointments of De Schrijver, Tilton and Zheng, Richard Surber and Mark Knudson resigned as the Company's director.

     On May 8, 1996, the parties to the AltaChem Stock Exchange Agreement mutually agreed to rescind the Agreement ab initio, or from the beginning. For more information on this rescission, see "Item 1-Description of Business."

     Since the Stock Exchange Agreement was rescinded from the beginning, none of the revenue earned by AltaChem during the 1995 fiscal year has been included in the Company's income statement which is included herein. Moreover, pursuant to the Rescission Agreement, each of the Parties released each other from any and all claims stemming from the acquisition of AltaChem. Accordingly the Company has no claims against AltaChem and believes it is not subject to any of the claims of AltaChem.

     Between September 1995 and February 1996, the Company entered into transactions for the purchase of investment securities with OMAP Holdings Incorporated, a Nevada corporation ("OMAP"), Tianrong Building Material Holdings, Ltd., a Utah corporation ("TBMH"), and Eurotronics Holdings, Inc., a Utah corporation ("Eurotronics"). At the time of these transactions, James Tilton, Aster De Schrijver and Jane Zheng were officers and directors of the Company. Tilton, De Schrijver, and Zheng were also officers and directors of OMAP, TBMH, and Eurotronics. Accordingly, these Agreements were not negotiated at arm's length, although the Company believes that they were valued and executed pursuant to acceptable business practices.

     On September 28, 1995, Tianrong Building Material Holding, Ltd. purchased 40,000 shares of the Company's Class A Common Stock at $0.25 per share or an aggregate amount of $10,000.

     On December 20, 1995, the Company entered Stock Exchange Agreements with OMAP, TBMH, and Eurotronics. The purpose of each Stock Exchange Agreement was to transfer, in a tax-free exchange, $300,000 worth of the Company's Common Stock to OMAP, TBMH and Eurotronics in exchange for $300,000 worth of common stock in each of the three companies. All stock transferred pursuant to these Agreements was restricted pursuant to Rule 144 under the Securities Act of 1933. The Company issued 370,370 shares of Common Stock, valued at $0.81 per share, to OMAP in exchange for 70,588 shares OMAP's common stock, valued at $4.25 per share. The Company issued 370,370 shares of Common Stock, valued at $0.81 per share, to TBMH in exchange for 319,149 shares of TBMH's common stock, valued at $0.94 per share. Finally, the Company issued 370,370 shares of Common Stock, valued at $0.81 per share, to Eurotronics in exchange for 566,038 shares of Eurotronics' common stock, valued at $0.53 per share.

     While the stock acquired pursuant to the three Stock Exchange Agreements was valued at $300,000 for purposes of these transactions, the resale of all shares that were acquired and issued by the Company was restricted. Moreover, neither the Company, BRIA, TBMH, nor Eurotronics have securities which are heavily traded on any stock market. Accordingly, for purposes of its audited financial statements the Company has booked the OMAP common stock acquired through the Exchange Agreement at $114,815, the TBMH common stock at $114,815, and the Eurotronics common stock at $114,815.

     On December 21, 1995, the Company sold an additional 290,323 shares of its Common Stock, valued at $0.25 per share for purposes of the transaction, to OMAP for $90,000. On January 15, 1996, the Company purchased 2,858 shares of OMAP for $10,000, or $3.50 per share. On January 30, 1996, the Company purchased an additional 6,154 shares of OMAP for $20,000, or $3.25 per share. Finally, on February 9, 1996, the Company purchased 8,572 shares of OMAP for $30,000, or $3.50 per share.

     After the rescission of the AltaChem acquisition, the Company's new management has focused the Company's business on acquiring and managing operating subsidiaries.

     On May 31, 1996, Aster De Schrijver resigned as the Company's chairman of the board of directors and Jane Zheng resigned as the Company's secretary, treasurer and director. On June 24, 1996, James Tilton resigned as the Company's chief executive officer and director. These three officers and directors resigned because the December 8, 1995 Stock Exchange Agreement pursuant to which they acquired a controlling interest in the Company had been rescinded, leaving the three individuals with no ownership interest in the Company. Neither De Schrijver, Ms. Zheng, nor Mr. Tilton had any disagreements with the Company at the time of their respective resignations.

     The May 8, 1996 Rescission Agreement resulted in a change of control in the Company's Common Stock. On June 27, 1996, Wendell Hall was appointed as the Company's vice president and director. Also on June 27, 1996, Isaac Lifschutz was appointed as the Company's secretary, treasurer and director. Isaac Lifschutz is the son of Richard Lifschutz, the Company's president and director.

     Kingslawn Offset, Inc., a New York corporation engaged in the printing of full color catalogs, sales sheets, and other publications ("Kingslawn"), was acquired by the Company on September 10, 1996. (See "Item 1 - Description of Business" for more information on this acquisition.) The Company now actively seeks to develop Kingslawn and its printing operations in its attempt to reach profitability.

     The Company also acquired 90.1% of CyberFootball, Inc., a Nevada corporation engaged in the development of an Internet virtual mall focused on the sport of football ("CFI"), from CyberMalls, Inc., a Nevada corporation wholly owned by CFS ("CyberMalls"), on August 31, 1996. The Internet virtual mall owned by CFI is currently being developed by CyberMalls. CFI has granted a $11.5 million promissory note to CyberMalls secured only by the Company's stock in CFI. CFI has also agreed to pay CyberMalls various other forms of compensation, but only upon the generation of revenues and profits. (See "Item 1
- Description of Business, Business Development " for additional discussion on the Agreements between CFI and CyberMalls.)

Results of Operations

     Revenues for 1995 were $128 compared to $535,737 for 1994, a decrease of $535,609. Costs of sales were zero for 1995 compared to $559,828 for 1994. The sharp decline in both categories is due to the fact that the Company ceased all active operations on or about June 1994 and has devoted all its efforts to locating suitable merger/acquisition partners since then. In 1994, the Company generated $327,734 in sales from Refractory Metals Division, $163,371 from Intermet Resources Inc., and $44,632 from miscellaneous sales.

     Selling, general and administrative expenses for 1995 decreased to $927,761 from $1,043,582 for 1994. The reduction was, again, due to the cessation of active operations in 1994. In 1995, a majority of selling, general and administrative expenses is attributable to the search for merger/acquisition opportunities and the maintenance of the Company's status as a public company.

     Interest expenses decreased to $4,155 in 1995 from $31,440 in 1994. $31,440 represents the accrued interest on the loan from Midlantic National Bank (MNB), payroll taxes owed to Internal Revenue Service, and notes payables to two former officers and directors. In August 1994, the Company repaid the debt owed to MNB in full. In 1995, the Company accrued interest expenses on the notes payables to former officers and directors in the amount of $4,155.

     Loss before extraordinary items was $931,788 in 1995 compared to $1,099,113 in 1994.

     In 1995, the Company incurred business acquisition costs related to the merger with AltaChem in the amount of $137,215. Since the merger agreement was rescinded in 1996, the expenses have been classified as an extraordinary item on the Statements of Operations. For additional information on the rescinded merger with Altachem, see "Item 1 - Description of Business."

     The Company sustained a loss of $97,503 from disposition of assets in 1994 compared to zero for 1995. During 1994, the Company wound up its businesses and many assets were liquidated at prices significantly below the original costs.

     During the fiscal year 1995, the Company realized gain from debt settlement with various creditors in the amount of $227,809. The Company issued 377,570 restricted shares of its Common Stock in exchange for the written discharge of $336,543 in debt. In 1994 the Company's wholly owned subsidiaries had debt in amount of $61,182 which was discharged in Chapter 7 bankruptcy filings.

     The Company incurred a net loss of $841,194 for 1995 as compared to a net loss of $1,135,434 for 1994. The substantial loss in 1994 was mainly attributable to the Company's liquidation of operations. The net loss for 1995, on the other hand, was primarily due to the fact that the Company incurred significant expenses in locating suitable merger/acquisition candidates.

Capital Resources and Liquidity

     During 1994 and 1995, the Company settled a portion of its existing liabilities and issued stock as a means to pay its creditors as well as consultants and other professionals for various services rendered.

     The deficiency in working capital of the Company decreased from $1,243,431 in 1994 to $873,536 in 1995. During 1995, the Company settled a portion of its existing liabilities by issuing restricted shares of its Common Stock. As a result, accounts payable decreased from $1,030,592 on December 31, 1994 to $757,202 on December 31, 1995.

     Net stockholders' deficit in the Company was $355,625 for 1995 as compared to $1,201,718 in 1994. The improvement is due to the Company's issuance of common stock to settle existing debts and compensate various consultants for consulting services rendered.

     On June 25, 1996, 1,000,000 shares of the Company's Class A Common Stock was issued to Wilfried Martens for past consulting services and additional consulting services to be performed in the future.


ITEM 7.  FINANCIAL STATEMENTS

                                    CONTENTS

Report of Andersen, Andersen & Strong..........................................2

Balance Sheet................................................................. 3

Statement of Operations........................................................4

Statements of Stockholder's Equity (Deficit)...................................5

Statements of Cash Flows.......................................................6

Notes to Financial Statements..................................................7

ANDERSEN, ANDERSEN & STRONG, L.C.
Certified Public Accountants & Business Consultants
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
 BRIA Communications Corporation (Formerly
 Metallurgical Industries, Inc. and Subsidiaries)

We have audited the balance sheet of BRIA Communications Corporation (formerly Metallurgical Industries, Inc. and subsidiaries) as of December 31, 1995 and the related statements of operations, stockholders' equity (deficit),and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of BRIA Communications Corporation as of December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

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

/S/Anderson, Anderson & Strong
------------------------------
Salt Lake City, Utah
September 27, 1996
                                      F-2

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

CURRENT ASSETS:
  Cash ......................................................           $ 82,398
  Accounts receivable .......................................                239

    Total Current Assets ....................................             82,637

OTHER ASSETS:
  Investments - securities (Note 2) .........................            344,445
  Media and other credits ...................................            173,466

     Total Other Assets .....................................            517,911

                                                                        $600,548


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable - officers and directors (Note 3) ........   $   63,465
  Accounts payable .......................................      757,202
  Other current liabilities ..............................      135,506

    Total Current Liabilities ............................      956,173

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock:
   Class A, $.001 par value; shares authorized,
     200,000,000; shares issued and outstanding, 6,798,186        6,798
   Class B $.001 par value; shares authorized, 220,000;
     shares issued and outstanding, 213,440 (convertible
     into Class A shares) ................................          213
  Capital in excess of par value .........................    7,054,544
  Accumulated deficit ..................................(    7,417,180)

    Total stockholders' Equity (Deficit) ...............(      355,625)

                                                             $  600,548

          See accompanying notes to consolidated financial statements.

                         BRIA COMMUNICATIONS CORPORATION

           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                               1995            1994

REVENUE ..............................   $       128    $   535,737
                                        ------------   ------------
COST AND EXPENSES:
  Cost of sales ......................          --          559,828
  Selling, general and administrative        927,761      1,043,582
  Interest ...........................         4,155         31,440
                                        ------------   ------------
                                             931,916      1,634,850
                                        ------------   ------------
LOSS BEFORE EXTRAORDINARY ITEMS ......(      931,788)  (  1,099,113)

EXTRAORDINARY ITEMS:
  Business acquisition costs (Note 12)(      137,215)             --
  Loss on disposition of assets ......          --     (     97,503)
  Gain from debt settlement (Note 4) .       227,809         61,182
                                        ------------   -------------
                                              90,594   (     36,321)
                                        ------------   -------------
NET LOSS .............................   $  (841,194)   $(1,135,434)
                                        ============   =============
NET LOSS PER COMMON SHARE:
  (Loss) before extroardinary items ..   $     (0.21)         (3.98)
  Extraordinary items ................          0.02          (0.14)
                                        ------------        --------
  Net (loss) per common share ........   $     (0.19)         (4.12)
                                        =============       ========
  Weighted average number of common
   shares outstanding ................      4,550,229        276,140
                                        =============       =========

          See accompanying notes to consolidated financial statements.

                         BRIA COMMUNICATIONS CORPORATION

           (Formerly Metallurgical Industires, Inc. and Subsidiaries)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                                                                           Capital
                                                   Class A        Class A        Class B        Class B   In Excess      Accumulated
                                                    Shares         Amount        Shares          Amount     Of Par          Deficit

BALANCE, December 31, 1993 ...................     3,622,654   $   362,265        98,440   $     9,844   $ 4,318,250   $(5,440,552)

  Exercise of stock options for services .....     4,487,800       448,780          --            --         216,194          --

  Additional shares issued for services ......       189,346        18,935          --            --            --            --

  Net loss for the year ......................          --            --            --            --            --      (1,135,434)

BALANCE, December 31, 1994 ...................     8,299,800       829,980        98,440         9,844     4,534,444    (6,575,986)

  Reverse stock split - 1 for 40 .............  (  8,092,301) (    809,230)         --            --         809,230          --

  Reduction in par value from $.10 to $.001 ..          --    (     20,542)         --     (     9,746)       30,288          --

  Shares issued for cash .....................       350,323           350          --            --         104,650          --

  Additional shares issued for debt settlement       425,070           425          --            --         126,621          --

  Additional shares issued for services ......     3,984,184         3,984          --            --         931,812          --

  Additional shares issued for investments ...     1,111,110         1,111          --            --         343,334          --

  Additional shares issued for other assets ..       700,000           700          --            --         174,300          --

  Shares issued - no consideration ...........        20,000            20       115,000           115      (    135)         --

  Net loss for the year ......................          --            --            --            --            --     (   841,194)
                                                  ----------     --------       -------        -------        ------    -----------
BALANCE, December 31, 1995 ...................     6,798,186   $     6,798       213,440   $       213   $ 7,054,544    (7,417,180)
                                                  ==========     ========       =======        ========       ======    ===========

          See accompanying notes to consolidated financial statements.

                         BRIA COMMUNICATIONS CORPORATION

           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                         1995                1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................      $  (841,194)      $(1,135,434)

Adjustments to reconcile net loss to net cash
  provided by operting activities:
  Depreciation and amortization ..............................             --              16,595
  Common stock issued for services ...........................          935,796           683,909
  Loss on disposal of property ...............................             --              97,503
  Gain from Debt settlement ..................................       (  227,809)       (   61,182)
  (Increase) decrease in accounts receivable .................       (      239)          291,221
  (Increase) decrease in inventories .........................             --             482,089
  (Increase) decrease in other assets ........................           43,247             6,664
  Increase (decrease) in accounts payable ....................           68,928        (  154,899)
  Increase (decrease) in accrued liabilities .................       (    1,497)       (   55,161)

  Total adjustments ..........................................          818,426         1,306,739

Net cash provided (used) by operating activities .............       (   22,768)          171,305

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash proceeds from the sale of property ....................             --             232,957

  Net cash provided by investing activities ..................             --             232,957

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock for cash .............................          105,000              --
  Principal payments on capital leases .......................             --                   (            26,447)
  Principal payments on long-term debt .......................             --                   (           297,130)
  Repayment of loans to officers and directors ...............             --                   (            86,525)

  Net cash provided (used) by financing activities ...........          105,000                 (           410,102)

NET INCREASE (DECREASE) IN CASH ..............................           82,232                 (             5,840)
Cash, beginning ..............................................              166             6,006

Cash, ending .................................................      $    82,398       $       166

SUPPLEMENTAL DISCLOSURES:
  Interest expense ...........................................      $     4,155       $    31,441

  Non cash financing activities:
   Issuance of common stock for services .....................      $   935,796       $   683,909

   Issuance of common stock for debt .........................      $   127,046              --

   Issuance of common stock for investments ..................      $   344,445              --

   Issuance of common stock for other assets .................      $   175,000              --

          See accompanying notes to consoldiated financial statements.

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements for the year ended December 31, 1994 include the accounts of Bria Communications Corporation (formerly Metallurgical Industries, Inc.) and its wholly-owned subsidiaries, Intermet Resources, Inc. and Advanced Welding & Coating Services, Inc. (collectively, the Company). Investment in a joint venture, owned 50% by the Company, was accounted for by the equity method and is included in the accompanying statement of operations for the year ended December 31, 1994. All significant intercompany transactions have been eliminated. Since the Company's wholly-owned subsidiaries were dissolved during 1994 through chapter 7 bankruptcies, no accounts of subsidiaries are included in the 1995 financial statements.

Nature of Business

The Company is located in the United States and previously marketed various powdered metals which it either processed or sold without processing. The Company ceased all active operations on June 30, 1994. Since then the Company's activity has been largely restricted to maintaining its corporate legal status, negotiating creditor settlements and searching for mergers or acquisitions.

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

Basis of Financial Statement Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses before extraordinary items of $931,788 in 1995, and $1,099,113 in 1994. At December 31, 1995, the Company's current liabilities exceeded its current assets by $873,536, and the stockholders equity reflects a deficit of $355,625. The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses, settle its obligations and develop an active business.

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                    NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 2 - INVESTMENT SECURITIES

      Company                  Shares             Amount

     Tianrong Building        319,149            $114,815
     OMAP                      70,588             114,815
     Eurotronics              566,038             114,815
                                                  --------
                                                  $344,445
                                                  ========

Investments in equity securities that have readily determinable fair values are stated at their market value in accordance with Financial Accounting Standards ("FAS") No. 115. None of the above securities meets the specified requirement of FAS No. 115. Valuation of other equity security investments is based on acquisition costs. Markdowns are made to reflect significant permanent impairment in values.

NOTE 3 - NOTES PAYABLE - OFFICERS AND DIRECTORS

Notes payable to officers and directors consists of the following:

                                              December 31,
                                                  1995

    Note payable, with interest at 8%          $44,640
    Note payable, with interest at 8.5%         18,825
                                              --------
                                               $63,465
                                              ========

At December 31, 1995 the above notes payable to officers and directors were in default.

NOTE 4 - GAIN FROM DEBT SETTLEMENT

During 1995, the Company settled debts largely through the issuance of Class A common stock resulting in a gain of $227,809.

The Company's wholly-owned subsidiaries had debt in the amount of $61,182 which was discharged in 1994 through Chapter 7 bankruptcy filings. This amount is reflected in the statements of operations as a gain from settlement of debt during the year ended December 31, 1994.

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - STOCK OPTIONS AND WARRANTS

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

During 1995, the Company granted Karston Electronics, Ltd. and East-West Trading
Corp. both options to purchase 250,000 of its Class A common stock at $.50 per share. The options expire in August, 1996.

During 1995, the Company granted its president, Richard Lifschutz, options to purchase 5,000 shares per month of its Class A common stock at $.50 for 12 months ending in February, 1996 (60,000 shares). The options expire in March, 1996.

Activity under the Company's plans was as follows:

                                           Number of      Option
                                             Shares  Price per share

Outstanding at December 31, 1993 .....    1,226,900    $.10  - $8.50
   Granted ...........................    3,300,000     .10  -   .25
   Exercised .........................   (4,487,800)    .10  -   .25
   Cancelled .........................   (   39,100)
                                          ----------
Outstanding at December 31, 1994 .....         --
   Granted ...........................      560,000     $        .50
   Exercised (see Note 12) ...........         --
                                          ----------

Outstanding at December 31, 1995 .....      560,000

                                          ==========

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - COMMON STOCK

During 1995, the Board of Directors approved a 1 for 40 reverse stock split of the Class A common stock, and an increase in the authorized number of shares of Class A common stock from 10,000,000 to 200,000,000 shares. A 1995 Special Meeting of Shareholders approved a reduction in the par value per share of Class A and Class B common stock from $.10 to $.001.

The details of the Company's Common Stock at December 31, 1995 are as follows:

                                               Number of Shares

 Class A, $.001 par value:
  Authorized                                     200,000,000
  Issued and outstanding                           6,798,186

 Class B, $.001 par value:
  Authorized                                         220,000
  Issued and outstanding                             213,440

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

NOTE 7 - INCOME TAXES

At December 31, 1995, the Company had a net operating loss (NOL) carryforward totaling approximately $2,900,000 that may be offset against future taxable income in varying amounts through 2010. In addition, the Company has certain tax credit carryforwards of approximately $131,000 which expire in varying amounts between 2000 and 2005. The Company has approximately $7,000,000 of capital loss carryover that expires in 1999. Loss carryovers of approximately $6,500,000 and tax credits of Approximately $122,000 were lost during 1994 when the Company's subsidiaries were dissolved pursuant to Chapter 7 bankruptcy. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7 - INCOME TAXES (Continued)

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

NOTE  8 - PROFIT SHARING PLANS

The Company's profit-sharing plan and 401K plan were terminated and the assets were distributed in 1995 and 1994 to the entitled beneficiaries. The Company made no employer contributions to the plans in 1995 or 1994.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leased manufacturing, storage and office facilities under an operating lease. The lease agreement stated that tenancy was from month to month after December 31, 1993, terminable by either party on 30 days prior notice but no later than March 31, 1994. The Company was evicted on or about March 31, 1994. The Company believes that additional charges after that date are not justified according to the terms of the lease agreement. The landlord has billed the Company for a variety of charges since that date resulting in a disagreement over the amount owed by the Company. As of December 31, 1994, the Company has recorded an obligation of $354,711 as compared to the landlord's claim of $945,344, resulting in an amount in dispute of approximately $590,633. This disputed amount does not appear as an obligation on the Company's financial statements. No law suits have been filed to date regarding the disputed amount, however, the landlord received a judgment in its favor in 1993 in the amount of $351,005 representing the Company's obligation at September 24, 1993. The Company believes that the possibility of an unfavorable outcome regarding this disputed amount is reasonably possible but not probable.

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

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

On May 16, 1995, the Company entered into a one year Consulting Agreement with Canton Financial Services Corporation (CFSC), a wholly-owned subsidiary of CyberAmerica Corporation. The Company agreed to pay CFSC a monthly consulting fee which is the greater of $20,000 or the actual fee for services provided by CFSC's professional staff. The Company has the option of either paying in cash or in shares of the Company's Class A common stock. The agreement was renewed on April 1, 1996. The new agreement is for one year with automatic month-to-month renewals thereafter until terminated upon 30 day notice by either party.

Richard Lifschutz, the Company's president and director, is compensated pursuant to an agreement dated February 28, 1995. From February 1995 until June 1996 the agreement provided for Mr. Lifschutz to receive 5,000 shares of the Company's Class A common stock per month for services rendered as well as options to purchase 5,000 additional shares per month at an option price of $.50 per share. Options expire in June, 1996. On July 5, 1996, the agreement was amended to provide for the monthly issuance of 10,000 shares per month.

NOTE 10 - BUSINESS SEGMENT DATA

In 1994, the Company's operations were conducted through two business segments: specialty metals processing and advanced welding technology activities. These segments and the primary operations of each are described below.

Information concerning this data is as follows: Loss from operations is total revenue less operating expenses and state income taxes. Identifiable assets are those assets used in the Company's operation for each segment.

                                          December 31,
                                        1995          1994
REVENUE:

  Specialty metals
   processing                        $    -       $   535,681
  Advanced welding
   activities                             -             -
                                     ---------     ---------

                                     $    -       $   535,681
                                     ===========  =============

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                   NOTE 10 - BUSINESS SEGMENT DATA (Continued)

                                         1995          1994

LOSS FROM OPERATIONS:

OPERATING LOSSES:

 Specialty metals
   processing ..............      $      --        $(1,062,413)
 Advanced welding
   activities ..............             --         (    5,316)
 Interest expense ..........             --         (   31,440)
  Other income .............                                56
                                   ------------   ------------
LOSS FROM OPERATIONS .......      $      --        $(1,099,113)
                                    ===========     ===========
IDENTIFIABLE ASSETS:

  Specialty metals
   processing ..............      $      --        $    41,879
  Advances welding
   activities ..............             --               --
                                 -----------       -----------

                                  $      --         $    41,879
                                 ===========       ===========


CAPITAL SPENDING:
                                                          December 31,
                                                       1995            1994
                                                         ------------------
   Specialty metals
    processing ............................            $ --              $  --
   Advanced welding
    activities ............................              --                 --
                                                       ------            -------

                                                       $$$$$$            $$$$$$$
                                                       ======            =======


DEPRECIATION:

   Specialty metals
    processing ............................            $ --              $12,665
   Advanced welding
    Activities ............................              --                3,930
                                                       ------            -------

                                                       $ --              $16,595
                                                       ======            =======

For the year ended December 31, 1994, there were no individual customers who accounted for sales of 10% or greater.

                         BRIA COMMUNICATIONS CORPORATION
           (Formerly Metallurgical Industries, Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - RELATED PARTY TRANSACTIONS

In December of 1994, the Company moved its offices from Tinton Falls, New Jersey to the offices of Canton Financial Services Corporation (CFSC) in Salt Lake City, Utah. CFSC is a wholly-owned subsidiary of CyberAmerica Corporation. Since that time the Company has been party to successive agreements with CFSC whereby CFSC provides management and consulting services. Until August, 1995, Richard D. Surber was an officer or director of the Company. Mr. Surber is a shareholder of the Company and also Chief Executive Officer and a director of CyberAmerica Corporation. He is also president and a director of CFSC. See Note 9.

Richard Lifschutz, the Company's president is also a media and barter broker with "ITEX" barter network. During 1995, the Company acquired media and barter credits in exchange for shares of its Class A common stock. Mr. Lifschutz, as a broker, negotiated the transactions. Mr. Lifschutz has a management contract with the Company. See Note 9.

NOTE 12 - SUBSEQUENT EVENTS

On May 8, 1996, a Stock Exchange Agreement between the Company and AltaChem Group was rescinded by all parties retroactive to its inception on December 8, 1995. Pursuant to the rescission agreement, all shares of common stock previously exchanged are to be returned. On September 27, 1996, 18,749,796 shares of the Company's Class A common stock had not been returned. The Company has notified its stock transfer agent that these shares are not outstanding and are to be cancelled upon receipt of the certificate. Accordingly, a stop transfer order has been placed on the shares by the agent. These shares are not included in the total of outstanding shares in the financial statements. Direct costs associated with this business acquisition effort in the amount of $137,215 appear in the statements of operations as an extraordinary item.

The Company's consulting agreement with Canton Financial Services Corporation was renewed on April 1, 1996. The new agreement is for one year with automatic month-to-month renewals thereafter until terminated upon 30 day notice by either party. See Notes 9 and 11.

The Company's agreement with its president was amended on July 5, 1996. See Note 9.

None of the options outstanding on December 31, 1995 was exercised prior to the expiration dates in March and August of 1996. See Note 5.

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

     Neither of Broza's reports on the financial statements for the two years prior to Broza's discharge contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. However, the financial statements included in the Company's 1993 10-KSB report, prepared by Broza, included a single sentence expressing its doubt as to the Company's ability to continue as a going concern.

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

     A new independent auditor, Andersen, Andersen & Strong, was retained by the Company on August 28, 1995 to perform the Company's audit for the fiscal year ending December 31, 1994. Andersen, Andersen, & Strong also conducted the audit for the fiscal year ending December 31, 1995 which accompanies this report. There were no consultations with the newly engaged accountant during the last two fiscal years or subsequent interim period regarding any of the information in Item 304(a)(2)(i) or 304(a)(2)(ii).

                                    PART III



ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control  Persons

     Name                 Age           Position(s) and Office(s)

     Richard Lifschutz    49               Director, President

     Isaac Lifschutz      24               Director, Secretary, Treasurer

     Wendell Hall         62               Director, Vice-President

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

     Wendell Hall works as a practicing dentist. Mr. Hall has been a dentist for the past 30 years and was appointed as the Company's vice-president and director on June 27, 1996. Mr. Hall earned an engineering degree from the University of Florida and a dental degree from Mehary Medical College, he also lives and works in Tampa, Florida.

     Isaac Lifschutz was appointed as treasurer, secretary and director on June 27, 1996. He is the son of Richard Lifschutz, the Company's president and director. Mr. Lifschutz is a student attending Yeshiva University receiving a Rabbinical Ordination. Mr. Lifschutz has been attending school for most of his adult life and is preparing to go to law school in the near future.

Compliance with Section 16(a) of the Exchange Act

     The Company is aware that Richard Lifschutz, the Company's chief executive officer and one of its directors, failed to timely file Form 4 as required by
Section 16(a) of the Securities Exchange Act of 1934 for the 116,713 restricted shares of Common Stock he has acquired since March 1, 1995. Isaac Lifschutz, the Company's, treasurer, secretary and one of its directors has not filed Form 3 as required to have been filed within 10 days of his June 27, 1996 appointment as the Company's officer and director pursuant to Section 16(a) and Section 23(a) of the Securities Exchange Act of 1934. The Company is also aware that Wendell Hall, the Company's vice-president and one of its directors, has failed to file a Form 3 as required to have been filed within 10 days of his June 27, 1996 appointment as the Company's officer and director, pursuant to Section 16(a) and
Section 23(a) of the Securities Exchange Act of 1934.
However, the Company is having these documents prepared to be filed.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the 1994 fiscal year.

     The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of: Ira Friedman, who, until his resignation in December 1994, had served as the president and chief executive officer of the Company since 1972 and a director since 1967; James Tilton who served as the Company's chief executive officer from August 1995 to June 1996; and Richard Lifschutz, the Company's current president.



                                                                  SUMMARY COMPENSATION TABLE

                                                   Long Term Compensation
                                                                     Annual Compensation
      Payouts                                                                   Awards
                                                 Other
Name and                                         Annual      Restricted      Securities                  All Other
Principal                                        Compen-       Stock         Underlying        LTIP       Compen-
Position        Year   Salary($)    Bonus($)    sation($)     Award(s)($)   Options/SARs(#)   Payouts     sations($)
--------        ----   ---------    --------   ----------    -----------   ---------------   -------     ------------
Richard
Lifschutz       1996    0            0            0           8,992             0              0            0
Current         1995    0            0            0           22,348(2)         0              0            0
President

James
Tilton          1995    0            0            0            0                0              0            0
Former
 CEO

Ira
Friedman       1994       100,000(3) 0            0            0                0            0              0
Former
CEO            1993       85,157     0            0            0                0            0              0

COMPENSATION OF DIRECTORS

         Directors are not precluded from serving in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefore. The following paragraphs describe the compensation earned by officers of the Company who concurrently serve as the Company's directors.

         Richard Lifschutz, the Company's president and director, is compensated pursuant to a Letter of Agreement dated February 28, 1995. From February 1995 until June 1996, this Agreement provided for Mr. Lifschutz to receive 5,000 restricted shares of Common Stock per month for services rendered as the Company's president, as well as options to purchase 5,000 additional shares per month at an option price of $0.50 per share. However, on March 1, 1996 Mr. Lifschutz's entitlement to purchase options expired with an option to purchase a total of 47,500 options expiring worthless. On July 5, 1996, the Agreement was amended to provide for the monthly issuance of 10,000 restricted shares to Mr. Lifschutz. The Agreement also entitles Mr. Lifschutz to receive additional compensation, as a finder's fee, for business opportunities that Mr. Lifschutz introduces to the Company. Mr. Lifschutz's finder's fee is to be paid at his election of five percent (5%) in like kind assets received by the Company or shares of Common Stock provided that the total number of shares does not exceed nine percent (9%) of the total issued and outstanding shares of the Company. As of September 27, 1996, Mr. Lifschutz or his designees has been issued a total of 141,713 restricted shares of the Company's Common Stock pursuant to the March 1, 1995 Agreement.

-------------------------
     (2)Pursuant to the terms of the Letter Agreement, Mr. Lifscutz received 5,000 shares of restricted Common Stock per month for his services as the Company's president until August 1996. Beginning August 1996, Mr. Lifschutz receives 10,000 shares of restricted Common Stock per month valued at the average bid and ask prices of the 10 days preceding the dates of issuance. The Company discounts the shares an additional 75% to account for the fact that these shares are restricted, pursuant to Rule 144.

     (3)Mr. Ira Friedman received the sum of $50,000 toward his annual salary.

         Wendell Hall, the Company's vice-president and director, receives a monthly salary of 5,000 restricted shares of the Company's Common Stock for services rendered as vice-president. This compensation is paid pursuant to a July 5, 1996 resolution of the board of directors. Mr. Hall's shares are calculated at the average of the bid and ask prices of the free trading Common
Stock for the 10 days preceding the dates of issuance. The Company discounts an additional 75% of the value of all shares of its issued Common Stock, restricted, pursuant to Rule 144 of the Securities Act of 1933. As of September
27, 1996, Mr. Hall has accrued 10,000 shares of restricted Common Stock.

         Isaac Lifschutz, the Company's secretary-treasurer and director, also receives a monthly salary of 5,000 restricted shares of the Company's Common
Stock for services rendered as secretary-treasurer. This compensation is paid pursuant to a July 5, 1996 resolution of the board of directors. Mr. Lifschutz's shares are calculated at the average of the bid and ask prices of the free trading Common Stock for the 10 days preceding the dates of issuance. The
Company  discounts  an  additional  75% of the value of all shares of its issued
Common Stock, restricted pursuant to Rule 144 of the Securities Act of 1933. As of September 27, 1996, Mr. Hall has accrued 10,000 shares of restricted Common
Stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         On September  27, 1996,  there were  8,377,914  shares of the Company's
Class A Common Stock, $0.001 par value, and 213,438 shares of its Class B Common
Stock,  $0.001 par value,  issued and outstanding.  The Company's Class A Common
Stock is publicly traded on the OTC Bulletin Board. The Company's Class B Common
Stock is not publicly traded and is owned exclusively by the two entities listed below. The following table sets forth information concerning the stock ownership as of September 27, 1996, with respect to (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of each class of the Company's Common Stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group
(for more  information on the Company's  Class A Common Stock and Class B Common
Stock,  see  "Item  5 -  Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters"):

----------------------- ------------------------------------------------ -------------------------- -----------------
                                       Name and Address                    Amount and Nature of         Percent
    Title of Class                    of Beneficial Owner                  Beneficial Ownership         of Class
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   Canton Financial Services Corporation                    2,017,745               24.1%
                        268 West 400 South, Suite 300
                        Salt Lake City, UT 84101
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   ITEX Corporation                                          700,000                 8.4%
                        10300 SW Greenburg Road, Suite 370
                        Portland, Oregon 97223
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   Wilfried Martens                                         1,000,000               11.9%
                        St. Amandusstraat 2B
                        9800 Deinze Belgium
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   OMAP Holdings Incorporated                                660,693                 7.9%
                        82-66 Austin Street
                        Kew Gardens, NY 11415
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   Tianrong Building Material Holdings, Ltd.                 430,370                 5.1%
                        82-66 Austin Street
                        Kew Gardens, NY 11415
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   A-Z Professional Consultants, Inc.                       1,612,000               19.2%
                        268 West 400 South, Suite 300
                        Salt Lake City, UT 84101
----------------------- ------------------------------------------------ -------------------------- -----------------
                        OFFICERS AND DIRECTORS
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   Richard Lifschutz                                        116,713**                1.4%
                        147-17 Newport Avenue
                        Neponsit, NY 11964
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   Isaac Lifschutz                                           10,000                   *
                        147-17 Newport Avenue
                        Newport, NY 11964
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   Wendell Hall                                              10,000                   *
                        5519 Rawls Road
                        Tampa, Florida 33625
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class A Common Stock   All Officers and Directors as a Group                     136,713                 1.6%
----------------------- ------------------------------------------------ -------------------------- -----------------
                        CLASS B Common Stock
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class B Common Stock   Ira L. Friedman                                           98,438                 46.1%
                        10 Bingham Hill Circle
                        Rumson, New Jersey 07760
----------------------- ------------------------------------------------ -------------------------- -----------------
 Class B Common Stock   Canton Financial Services Corp.                           115,000                53.8%
                        268 West 400 South, Suite 300
                        Salt Lake City, UT 84101
----------------------- ------------------------------------------------ -------------------------- -----------------

     * Less than 1% of the outstanding Class A Common Stock.

     ** Richard Lifschutz is compensated for his services as the Company's president pursuant to a March 1, 1996 Letter Agreement. The agreement originally provided that Mr. Lifschutz receive 5,000 shares of restricted common stock each month. On July 5, 1996 the Company amended the Letter Agreement to increase Mr. Lifschutz's monthly salary to 10,000 restricted shares of Common Stock per month. Mr. Lifschutz is also entitled to receive a finder's fee for transactions to which he introduces the Company. The finder's fee paid to Mr. Lifschutz is determined from time to time by the board of directors. As of September 27, 1996, Mr. Lifschutz or his designees have received 125,000 shares of Common Stock as a result of his monthly compensation. Lifschutz received an additional 29,213 shares of Common Stock as a finder's fee for various transactions to which Lifschutz has introduced the Company.

Changes in Control

     On May 31, 1996, Aster De Schrijver resigned as the Company's chairman of the board of directors and Jane Zheng resigned as the Company's secretary, treasurer and director. On June 24, 1996, James Tilton resigned as the Company's chief executive officer and director. These three officers and directors resigned because the December 8, 1995 Stock Exchange Agreement pursuant to which they acquired a controlling interest in the Company had been rescinded, leaving the three individuals with no ownership interest in the Company. The May 8, 1996 Rescission Agreement resulted in a change of control in the Company's Common Stock. Neither De Schrijver, Ms. Zheng, nor Mr. Tilton had any disagreements with the Company at the time of their respective resignations.

     On June 27, 1996, Wendell Hall was appointed as the Company's vice president and director. Also on June 27, 1996, Isaac Lifschutz was appointed as the Company's secretary-treasurer and director. Isaac Lifschutz is the son of Richard Lifschutz, the Company's president and director.

     The Company knows of no arrangements which may result in a further change of control or change in management of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions  Involving  James  Tilton,  Jane Zheng,  Aster De  Schrijver &
AltaChem

     In May 1995, the Company began negotiations with AltaChem Group, Inc., Ireland ("AltaChem") and the shareholders of AltaChem. To facilitate this anticipated acquisition, the Company appointed Aster De Schrijver, James Tilton and Jane Zheng as directors on August 3, 1995. At that time, Mr. De Schrijver owned, directly or indirectly, 100% of the issued and outstanding capital stock of AltaChem. James Tilton helped introduce the Company to AltaChem and performed services related to the proposed acquisition. Jane Zheng is the wife of Mr. Tilton. De Schrijver, Tilton, and Zheng were appointed as directors because of their familiarity with the operations of AltaChem, and because of Mr. De Schrijver's and Mr. Tilton's controlling interest in the capital stock of the Company pursuant to any proposed transaction by and between the parties.

     On December 8, 1995, the Company entered a Stock Exchange Agreement with AltaChem, De Schrijver and Tilton. Pursuant to the Stock Exchange Agreement, the Company acquired 100% of the capital stock of AltaChem. As consideration, the Company issued 18,740,796 shares of Common Stock to Aster De Schrijver and 2,883,200 shares of Common Stock to James Tilton. The shares issued to Mr. De Schrijver and Mr. Tilton constituted 75% of the issued and outstanding shares of the Company's Common Stock.

     The Stock Exchange Agreement required AltaChem to deliver audited financial statements and a schedule of assets to the Company within 180 days. AltaChem failed to provide these materials within the required time period, and indicated to the Company that it was not capable of delivering the financial statements in the immediate future. AltaChem also indicated that it was unsatisfied with certain terms of the Stock Exchange Agreement. Accordingly, on May 8, 1996, the parties to the Agreement signed a Rescission of Stock Exchange Agreement and Release of All Claims (the "Rescission Agreement").

     The Rescission Agreement unwound the Stock Exchange Agreement from the beginning. Mr. De Schrijver and Mr. Tilton were required to return their shares of Common Stock to the Company, and the Company was required to return AltaChem's Common Stock. As of September 27, 1996 Mr. De Schrijver has not returned all the shares issued pursuant to the original Stock Exchange Agreement. These shares will be canceled upon receipt of the original stock certificate. All parties to the Stock Exchange Agreement agreed to release each other from all potential claims they may have had as a result of that Agreement. As a result of the Rescission Agreement, the Company has no relationship to or claims against AltaChem and AltaChem has no relationship to or in the Company's opinion, claims against the Company.

     These Agreements were related-party transactions. Aster De Schrijver, who was chairman of the Company's board of directors when these transactions occurred, was also the beneficial owner of AltaChem. Pursuant to the Stock Exchange Agreement, De Schrijver acquired a quantity of shares of Common Stock that gave him a controlling interest the Company. James Tilton, the Company's director and chief executive officer, also acquired shares of Common Stock as a result of the Stock Exchange Agreement. Neither Mr. De Schrijver nor Mr. Tilton had any ownership interest in the Company aside from that provided in the Stock Exchange Agreement, and therefore both had a material interest in seeing that the Stock Exchange Agreement was effected. Ms. Zheng, the Company's former secretary, treasurer and director, had an imputed material interest in the Agreement as a result of her being Mr. Tilton's wife.

     On December 20, 1995, the Company entered Stock Exchange Agreements with OMAP, TBMH, and Eurotronics. The purpose of each Stock Exchange Agreement was to transfer, in a tax-free exchange, $300,000 worth of the Company's Common Stock to OMAP, TBMH and Eurotronics in exchange for $300,000 worth of common stock in each of the three companies. All stock transferred pursuant to these Agreements was restricted pursuant to Rule 144. The Company issued 370,370 shares of Common Stock, valued at $0.81 per share, to OMAP in exchange for 70,588 shares OMAP's common stock, valued at $4.25 per share. The Company issued 370,370 shares of Common Stock, valued at $0.81 per share, to TBMH in exchange for 319,149 shares of TBMH's common stock, valued at $0.94 per share. Finally, the Company issued 370,370 shares of Common Stock, valued at $0.81 per share, to Eurotronics in exchange for 566,038 shares of Eurotronics' common stock, valued at $0.53 per share

OMAP Holdings

     On December 20, 1995, the Company entered into a Stock Exchange Agreement with OMAP Holdings, Incorporated, a Nevada corporation, ("OMAP"), pursuant to which it acquired 70,588 shares of OMAP's Common Stock in exchange for the Company's issuance of 370,370 shares of Common Stock. At the time of this transaction, James Tilton, Aster De Schrijver and Jane Zheng were officers and directors of both the Company and OMAP. The Company has valued the OMAP common stock at $114,815.

     On December 21, 1995, the Company sold an additional 290,323 shares of its Common Stock, valued at $0.25 per share for purposes of the transaction, to OMAP for $90,000. On January 15, 1996, the Company purchased 2,858 shares of OMAP for $10,000, or $3.50 per share. On January 30, 1996, the Company purchased an additional 6,154 shares of OMAP for $20,000, or $3.25 per share. Finally, on February 9, 1996, the Company purchased 8,572 shares of OMAP for $30,000, or $3.50 per share.

Tianrong Building Materials

     On September 28, 1995 the Company entered an Agreement with Tianrong Building Material Holdings, Ltd., a Utah corporation, ("TBMH"). Pursuant to the terms of the Agreement the Company is obligated to issue 40,000 shares of the Company's Common Stock, par value $0.001 per share to TBMH in a private non-registered and nonexempt transaction at the purchase price of $.25 per share for a total price of $10,000 cash.

Eurotronics Holdings Incorporated

     On December 20, 1995, the Company entered an Agreement with Eurotronics Holdings Incorporated ("Eurotronics"), a Utah corporation by which the Company agreed to issue 370,370 restricted shares of its Common Stock, pursuant to Rule 144 of the Securities Act of 1933, par value $0.001 per share, in exchange for the Company acquiring 566,038 restricted shares of stock, pursuant to Rule 144, of Eurotronics Common Stock valued as of December 15, 1995 at $0.53 per share.

Transactions Involving The Canton Industrial Corporation, A-Z Professional Consultants and Richard Surber

     Since January 1993, the Company has completed several transactions, as detailed below, with Canton Industrial Corporation n/k/a CyberAmerica Corporation, a Nevada corporation ("Canton"), and A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"). Richard D. Surber, the Company's president from December 94 until August 1995, is the president and sole director of A-Z and president and a director of Canton.

The Canton Industrial Corporation

     On September 23, 1993, the Company signed a Stock Purchase Agreement allowing Canton to exchange 11,823,006 restricted shares of Canton Common Stock for 5,000,000 restricted shares of the Company's Class A Common Stock. The Agreement required shareholder approval no later than December 3, 1993, which was subsequently extended to December 10, 1993. No definitive contract was signed and, on February 23, 1994, the Company withdrew the proxy it had filed with the SEC regarding the reorganization with Canton.

     Pursuant to the proposed stock exchange with Canton, the Company issued options for approximately 5,587,000 shares, which were registered pursuant to either the Company's 1993 Stock Option Plan or 1994 Stock Option Plan. These options were granted to consultants who assisted the Company in restructuring its business and helped locate suitable acquisition or merger candidates. The consultants introduced the Company to several acquisition candidates, none of which turned out to be suitable. As of March 31, 1994, options worth 1,728,000 shares had been exercised and by June 1, 1994, all of the options described above had been exercised. Richard D. Surber was granted options worth a total of 690,000 shares between September 1, 1993 and February 28, 1994 (290,000 from the 1993 Option Plan and 400,000 from the 1994 Option Plan). Mark Wolfson, at the time a consultant to Canton, was granted options worth 650,000 shares from the 1993 Option Plan. Mark Wolfson's brother is Allen Z. Wolfson, the sole shareholder of A-Z Professional Consultants who also may be deemed to be a "control person" of Canton, as that term is defined by rules and regulations promulgated by the SEC. See this "Item 12 - Certain Relationships and Related Transactions" for additional information on A-Z Professional Consultants and Allen Wolfson. Mark Wolfson exercised options worth 300,000 shares on September 10, 1993 and the final options worth 350,000 shares on February 8, 1994.

     On September 30, 1993, the Company entered into a real estate sales agreement with Canton whereby the Company agreed to purchase from Canton certain real estate in West Virginia for $1,506,174. The form of payment was two $100,000 promissory notes signed by the Company, a promissory note in the amount of $175,000 secured by a mortgage on the land, and 500,000 shares of the Company's Class A Common Stock. A modifying addendum to the original agreement dated February 7, 1994, allowed the Company to return the property if an independent appraisal valued the real estate at less than $1,506,174. In the event the property was returned, the Company was to receive shares of Canton's stock equal in value to the $1,506,174. The addendum also modified the form of the Company's payment of the purchase price to be equal to 1,142,000 shares of this Company's Common Stock plus a promissory note for $375,000. The Company subsequently notified Canton that it was dissatisfied with the appraisal and elected not to take the real estate or shares of Canton stock equivalent to $1,506,174 and thereby terminated the September 30, 1993 real estate sales agreement and its February 7, 1994 addendum.

     On May 16, 1995, the Company entered into a Consulting Agreement with Canton Financial Services Corporation ("CFS"), a wholly-owned subsidiary of Canton. Pursuant to the agreement, which had a one year term and has been extended on a monthly basis, CFS would assist the Company in locating or forming a public company for a potential merger or acquisition, restructuring the Company's Common Stock, arranging for a public offering, and preparing agreements, documents, filings and other material necessary to execute the above services. The Company agreed to pay CFS a monthly consulting fee which shall be the greater of: (a) $20,000 or (b) actual fee for services provided by CFS's professional staff. The Company has the option of either paying in cash or the issuance of the Company's Class A Common Stock. This agreement also provided for CFS receiving a finder's fee upon the presentation of a suitable merger or acquisition candidate. Pursuant to this consulting agreement, on July 31, 1995, the Company issued 5% of its authorized but unissued Class A Common Stock, or 1,144,600 restricted shares, to CFS as a finder's fee for introducing the Company to AltaChem.

A-Z Professional Consultants, Inc. ("A-Z")

     Richard Surber, the president and sole director of A-Z, is a director and president of Canton. He is also the nephew of Allen Wolfson, the sole shareholder of A-Z. Allen Wolfson may be deemed to be a "control person" of Canton, as that term is defined by S.E.C. regulations.

     In September 1993, A-Z sold the Company a second mortgage on property located in Lee County (Ft. Myers), Florida, which was valued at $47,411.50, in exchange for 189,646 restricted Class A shares of the Company's stock. In May 1994, the Company discovered that the property in question had been foreclosed on by the first mortgagor in August 1993. The Company advised A-Z of this and A-Z agreed to void the transaction and return the shares to the Company. The shares were returned in May 1994.

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

     In consideration for the release by Canton and A-Z of the Company, Friedman and Johnson from any and all claims, causes of action, and obligations relating to the agreements, Friedman and Johnson appointed Richard D. Surber as president and director of the Company and agreed to appoint two other persons to the Company's board that Canton would nominate. The Settlement Agreement also required the Company to issue 1.612 million shares of its Common Stock to Canton. Canton subsequently assigned these shares to A-Z. The Settlement Agreement also called for the resignations of all previous officers and directors. These resignations temporarily left Mr. Surber as the Company's sole director, until the appointments of Bobby G. Welch II and Christopher Swaner in January 1995.

     On March 3, 1995, Bobby Welch resigned as the Company's director. On March 30, 1995, Christopher Swaner also resigned as a director. Neither of the resigning directors had any disagreements with the Company or its management at the time of their respective resignations. On March 30, 1995 Mark Knudson was appointed as a director of the Company.

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

     Immediately after Mr. Surber's December 16, 1994 appointment as president and director of the Company, The Settlement Agreement stipulated that Canton would be paid 1,612,000 restricted shares of the Company's Class A Common Stock for the services it had rendered to that date and for services it would render in completing the proxy statement for the Company's March 14, 1995 Special Meeting of Shareholders.

     After this shareholder meeting concluded, Canton continued to provide consulting services to the Company via its wholly owned subsidiary, Canton Financial Services Corporation, a New Jersey corporation ("CFS"). These services were formally retained pursuant to a Consulting Agreement dated May 16, 1995, as discussed above. CFS has provided the Company with office space as well as internal record keeping, the preparation of reports required to be filed with SEC, the negotiation of settlement of the Company's debts, and the search for a viable merger or acquisition candidate.

     On March 24, 1995, the Company issued 115,000 shares of its Class B Common Stock to CFS for substantial services Canton rendered in relation to the shareholder meeting after the completion of the proxy statement on February 18, 1995, until March 24, 1995. On July 31, 1995, the Company issued 342,931 shares of its Class A Common Stock to CFS for consulting fees owed. These two issuances settled outstanding consulting fees from December 16, 1994, through July 31, 1995, for the amount of $171,466. As of December 31, 1995, CFS incurred $292,639 in consulting fees and miscellaneous expenses on behalf of the Company, of which $32,766 is outstanding and due.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



     (a) Exhibits. Exhibits required to be attached and filed by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 28 of this Form 10-KSB/A and are incorporated herein by this reference.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the period for which this report is being filed:

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of October 1996.


BRIA Communications Corp.


/S/ Richard Lifschutz
----------------------------
Richard Lifschutz, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature               Title Date



/s/Richard Lifschutz         President and Director              October 3, 1996
----------------------
   Richard Lifschutz

/s/Isaac Lifschutz           Secretary and Treasurer, Director   October 3, 1996
----------------------
   Isaac Lifschutz


/s/Wendell Hall              Vice President, Director            October 3, 1996
---------------------
   Wendell Hall

                                INDEX TO EXHIBITS

EXHIBIT    PAGE
NO.         NO.          DESCRIPTION

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

10(i)        *          Exhibits

                               MATERIAL CONTRACTS

10(i)(a)     *          Letter of  agreement  dated  March 1, 1995  between  the
                        Company and Richard Lifschutz. (Incorporated herein by reference from exhibit of like number from the Company's
                        Annual Report on Form 10-KSB filed by the Company on December 28, 1995.)

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

10(i)(c)     *          Consulting  Agreement  dated  August 4,  1995,  but made
                        effective  March  1,  1995,   between  the  Company  and
                        East-West Trading Corporation. (Incorporated herein by reference from exhibit of like number from the Company's
                        Annual Report on Form 10-KSB filed by the Company on December 28, 1995.)

10(i)(d)     *          Consulting  Agreement  dated  August 4,  1995,  but made
                        effective March 1, 1995, between the Company and Karston
                        Electronics, Ltd. (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the Company on December 28, 1995.)

10(i)(e)     *          Consulting  Agreement  dated  May  16,  1995,  but  made
                        effective February 18, 1995, between the Company and Canton Financial Services Corporation. (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the
                        Company on December 28, 1995.)

10(i)(f)     *          Letter of Agreement  and  Settlement of All Claims dated
                        July 7, 1995,  amending the Settlement  Agreement  dated
                        December  16,  1994,  between  the  Company,  The Canton
                        Industrial  Corporation,  A-Z Professional  Consultants,
                        Inc.,   Ira  L.   Friedman   and  Richard  T.   Johnson.
                        (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the Company on December 28, 1995.)

10(i)(g)     *          Amendment  to Letter  of  Agreement,  Settlement  of All
                        Claims,  dated July 11,  1995,  between  the Company The
                        Canton   Industrial   Corporation,    A-Z   Professional
                        Consultants,  Inc.,  Ira  L.  Friedman  and  Richard  T.
                        Johnson. (Incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form
                        10-KSB filed by the Company on December 28, 1995.)

10(i)(h)     *          Binding   Letter  of  Intent  between  the  Company  and
                        MAXMusic,  Inc. Dated  February 14, 1994.  (Incorporated
                        herein by reference from Exhibit 10 to Current Report on
                        Form 8-K filed by the  Company  on March  11,  1994.) 10
                        (i)(i) * Stock  Exchange  Agreement  of December 8, 1995
                        between   the   Company   and   AltaChem   Group,   Inc.
                        (Incorporated herein by reference from the Company's 8-K dated May 8, 1996.)

10(i)(j)     31         Purchase  Agreement  between the Company and CyberMalls,
                        Inc. dated July 11, 1996.

10(i)(k)     43         Financial Consulting Agreement between CyberFootball and
                        Canton Financial Services,  Corporation dated August 31,
                        1996.

10(i)(l)     52         Agreement  for Exchange of Stock between the Company and
                        Kingslawn Offset, Inc. dated September 10, 1996

10(i)(m)     56         Stock  Exchange  Agreement  of December 20, 1995 between
                        the Company and OMAP Holdings Incorporated.

10(i)(n)     63         Stock  Exchange  Agreement  of December 20, 1995 between
                        the Company Eurotronics Holdings Incorporated.

10(i)(o)     73         Stock  Exchange  Agreement  of December 20, 1995 between
                        the Company and  Tianrong  Building  Material  Holdings,
                        Ltd.

10(i)(p)     81         Stock Purchase Agreement dated January 15, 1996 betweeen
                        the Company and OMAP Holdings Incorporated, a Nevada corporation. (OMAP).

10(i)(q)     86         Stock Purchase  Agreement dated January 30, 1996 between
                        the Company and OMAP.

10(i)(r)     91         Stock Purchase  Agreement dated February 9, 1996 between
                        the Company and OMAP

10(i)(s)     97         Stock  Purchase   Agreement  dates  September  28,  1995
                        between  the  Company  and  Tianrong  Building  Material
                        Holdings, Ltd.

* These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.

                                    10(i)(j)

                               PURCHASE AGREEMENT

         This Purchase Agreement ("Agreement") is made between CyberMalls, Inc., a Nevada corporation ("CyberMalls"), its subsidiary, Cyber Football, Inc., a Nevada corporation "CFI") and, BRIA Communications Corporation, a New Jersey corporation ("Client"), with respect to the following:


                                    RECITALS

         WHEREAS, CyberMalls builds and sells virtual malls on the information superhighway (Internet) and provides the necessary support and maintenance services to companies that desire to market and/or promote their products and/or services on the information superhighway; and

         WHEREAS, Client wishes to purchase from CyberMalls, Cyber Football, Inc., a Nevada corporation ("CFI"); and

         WHEREAS, CFI markets and promotes products and services that relate to the sport of football; and

         WHEREAS, Client desires that CyberMalls develops a virtual mall for CFI on the Internet to promote and market products and services relating to sports and specifically to the sport of football.
                                   DEFINITIONS

         1. "Virtual mall" is a theme-based shopping center located on the information superhighway which will contain a diversity of multiple retailers.

         2. "Virtual mall owner" is the proprietor of a theme-based virtual shopping center with multiple retailers offering products and/or services within the mall theme.

         3. "Retailer" is a lessee of advertising and/or sales of services and/or products in a CyberMalls' virtual mall.

         4. "CyberService Protocols" are unique services that CyberMalls will use its best efforts to provide to retailers which shall include, among other things, the following:

                  A. "Virtual shopping cart" that can select goods not only from retailers within that virtual mall, but within other CyberMalls virtual malls, and potentially in other virtual shopping enterprises.

                 B. Payment for all purchases in virtual shopping cart at conclusion of shopping experience.

                 C.     Payment made at one point-of-sale.

                 D. Best efforts shall be used to ensure that purchases will be protected by computer security software to ensure confidentiality of payment data.

         5. "WebSafari(TM) Protocols" are proprietary technologies that include, but are not limited to:

                 A.      The WebSafari(TM) search engine.

                 B. The CyberMalls' inventory Distributed Database provided to each retailer and virtual mall owner.

                 C.      Reverse link icons.

                 D.      Equipment and technology pertaining to WebSafari(TM).

         6. "WebSafari(TM) Mall Membership" includes, but is not limited to:

                 A. Up to 250,000 search engine references to said mall per month;

                 B.      250,000 inventory database items for one year;

                 C.      Up to 5,000 web pages, either manual or auto-created;

                 D.      High-speed     information     superhighway    backbone
                         connection;

                 E.      Use of all necessary server-based equipment; and,

                 F.      Up to 100 hours of consultation and training.

         7. "Virtual Mall Viability" refers to the point in development where CyberMalls, in its professional judgment, believes the virtual mall is able to continue as a free-standing information superhighway virtual mall, with sufficient retailers to be profitable, and without the development assistance from CyberMalls' development team, but not to exceed two (2) years.

         8. "Act" refers to the Securities Act of 1933, as amended, pertinent portions available if requested by Client.


                                    AGREEMENT

         IN CONSIDERATION OF the mutual promises made by CyberMalls, CFI and Client, and the terms and conditions hereafter set forth, the receipt and adequacy of such consideration being mutually acknowledged, CyberMalls, CFI and Client therefore agree to the following:

1.       Terms of Purchase Agreement:

         A. Sale and Purchase. CyberMalls agrees to sell to Client and Client agrees to purchase from CyberMalls, Cyber Football, Inc., a Nevada corporation ("CFI"). As a condition to the purchase of the CFI, CFI further agrees to purchase from CyberMalls a virtual mall as more fully explained herein. CyberMalls shall then design and build for CFI a virtual mall containing WebSafari(TM) Protocols meeting Client's specific needs. During development, which shall not exceed two (2) years, Client shall have use of CyberMalls' CyberService Protocols, and any other services and/or technologies CyberMalls develops that are intended for virtual malls. The CFI mall shall be designed to accommodate WebSafari Mall Membership protocols. Client and CFI agree that during the two year development period, Client and CFI will remain in compliance with WebSafari(TM)Mall Membership protocols and for so long as CFI has a membership with WebSafari. CFI's virtual mall shall contain and be provided with the following:

              1. use of CyberMalls' data communication line, as needed; use of CyberMalls' computer hardware and software, as needed; use of CyberMalls' graphic design team for CFI web pages designs and other virtual mall requirements, as needed; use of CyberMalls' copy writing and editing team in CFI web pages designs and other virtual mall requirements, as needed; and use of CyberMalls' scanning systems, facsimile systems, photocopiers, and any other equipment specifically for construction and development of CFI virtual mall, as needed.

              2.       any necessary standardized forms.

              3. the standard WebSafari(TM) Mall Membership for the duration of the business relationship between CyberMalls and CFI. The fees for this Membership which are set forth in detail in the WebSafari Mall Membership Agreement, which shall be incorporated into this Agreement, shall be submitted to Client within 30 days from the date of the signing of this Agreement.

         B.        Compensation.   According to the specific  terms herein,  the
compensation shall be as follows:

                  1. In consideration for the purchase of a majority interest in CFI, upon the execution of this Agreement, BRIA will issue to CyberMalls 1,875,000 shares of its Class A Common Stock at 1/2 the present bid price or, $0.375 per share. CFI will issue to BRIA 9,101,019 shares of its restricted common stock which reflects approximately 90.1% of the authorized, issued and outstanding shares of CFI.

                  2. Further, for the purchase of the virtual mall from CyberMalls, CFI will execute a Promissory Note in favor of CyberMalls in the amount of $11,500,000 bearing an interest rate of 9% per annum, to be payable three (3) years from the date of the execution of this Agreement. The Note shall be secured by the CFI trademark and domain rights. BRIA shall be a guarantor on said Note to the extent that such guarantee shall be secured by 100% of BRIA's interest in CFI's common stock. Said Note is attached hereto as Exhibit "A".

                  3. Additionally, as compensation for services to be provided with regard to the creation, development and initial servicing of the virtual mall, CFI shall equally divide with CyberMalls the proceeds realized from a Regulation D Rule 504 Offering pursuant to a Financial Consulting Agreement entered into between the Client, CFI and Canton Financial Services Corporation on behalf of CFI, dated August 31, 1996, a copy of which is attached hereto as Exhibit "B".

                  4. Further, once an aggregate of $4 million in gross revenues has been realized by CFI, CFI shall issue to CyberMalls 100,000 shares of its free-trading stock, for services rendered, with such shares being registered, or if registration is impractical then such shares being issued pursuant to an available exemption from registration under the Act.

                  5. Moreover, as long as CyberMalls is providing services to CFI, it shall receive 3% of the quarterly gross revenues of CFI, which are to be disbursed on a quarterly basis.

                  6. Immediately upon receipt by CFI of lease payments received from any "tenants" directly procured by CyberMalls and placed under CFI's virtual mall, CFI shall compensate CyberMalls 15% of such payments in stock or in cash, at CyberMall's option.

         C.        Expenses:

                  1. Client shall be responsible for all costs associated with the construction, development and continuing service of the CFI virtual mall. Such costs shall include rental of CyberMalls equipment and CyberMalls materials, which at the time of execution of this Agreement is approximately $5,000 per month, which shall be waived for a period of ninety (90) days in accordance with paragraph C(3) below. CyberMalls shall provide Client a monthly itemized statement of all costs incurred for Client. Any fees and expenses that are not due directly to CyberMalls for services rendered, shall be borne by Client.

                  2. All time spent on each matter by CyberMalls, any subcontractor of CyberMalls or any of its subsidiaries, shall be recorded and charged at their respective hourly rate and shall be subject to periodic review based on the status of the person performing the work. In the event that any compensation or expense is not remitted within thirty
                           (30) days, the CyberMalls' statement detailing such compensation or expense shall incur interest at 12% per annum, compounded annually.

                  3. In the event of a dispute over expenses to be paid by Client to CyberMalls, Client shall present CyberMalls with written document detailing the nature of the dispute. CyberMalls and Client shall first attempt to resolve the matter among themselves. If, after 30 days from the date of Client's dispute letter, the matter has not been resolved in writing and signed by both parties, it shall next be submitted to arbitration, outlined in section 3.

         D. Term of Service and Development. CyberMalls shall be obligated to provide all services necessary to achieve the development of CFI's virtual mall to Client's specifications for a period of two years from the date of this Agreement.

         E. Official Notices. All official communications or legal notices shall be given in writing by registered or certified mail, addressed to the respective party at the postal address or other address(es) as each party may hereafter designate in writing, or when sent by facsimile transmission, charges prepaid. The present addresses of the parties are as follows:

                                CYBERMALLS, INC.
                          268 West 400 South, Ste, 200
                                 (801) 575-8073
                              (801) 575-8092 (fax)
                        Attn: Nathan Tippetts, President

                                      and,

                         BRIA COMMUNICATIONS CORPORATION
                                      and,
                              CYBER FOOTBALL, INC.
                              1471-17 Newport Ave.,
                              Neponsit, N.Y. 11694
                                  718-318-1535
                               718-945-1044 (fax)
                       Attn: Richard Lifschutz, President

2.       Confidentiality of Proprietary Information:

         A. Confidential Information. For the purpose of this Agreement, "confidential information" shall include any trade secret, inside information or proprietary information, including technical data or know-how, plans of operation, diagrams, drawings, photographs, pictures or any patent rights, copyrights, trademarks, service marks, or licensing rights to any and all designs, design changes, improvements, or modifications to any of the products or services of any of the parties. Confidential information also includes other information that the parties know is confidential or that a reasonable person in the position of the parties would have reason to believe is confidential. Confidential Information shall further include such information as designated by the parties herein, including Client's Information and CyberMalls' Information.

         B. The Client Information. In connection with the performance of its obligations under the Agreement, CyberMalls or its associates may be provided copies, or access to originals, of financial information, business plans, customer and supplier lists, records concerning technical processes, computer hardware and software, research and development data, product lists, product designs and drawings, new product ideas, and other information concerning Client and its business, much of which is confidential and proprietary (the "Client Information").

         C. The CyberMalls Information. In connection with the performance of its obligations under this Agreement, Client or its associates may be provided copies, or access to originals, of financial information, business plans, customer and supplier lists, records concerning technical processes, computer hardware or software, and other information concerning CyberMalls and its business, much of which is confidential and proprietary (the "CyberMalls Information").

         D. The parties agree not to use or disclose any confidential information for any purpose except to carry out the purposes of this Agreement. The parties further agree to limit internal disclosure of confidential information on a need to know basis to those key executive officers, legal and accounting advisors, and any necessary parties involved in the development of CFI's virtual mall. The parties warrant that all such individuals have been or will be advised of and agree to adhere to the confidentiality provisions of this Agreement. The parties also agree to hold confidential information in the strictest confidence and to take all reasonable measures to protect the confidentiality of and avoid unauthorized disclosure of any confidential information.

         E. The confidentiality obligations imposed by this Agreement shall not apply to material and information if:

                  1. Such material or information is in the public domain at the time of disclosure, through no wrongful act of the receiving party; or

                  2. Such material or information is generally known to the receiving party at the time of disclosure without obligation concerning its confidentiality; or

                  3. Such material or information is furnished to a third party by the original possessor thereof under no obligation of confidentiality.

         F. Unless otherwise approved in writing by an officer of CyberMalls, any data, products, technology or information on any other person, entity, organization, or thing obtained by Client or CFI through WebSafari(TM) Distributed Database, or its other services, is to remain the sole property of CyberMalls and shall be used only in conjunction with and/or within the scope of this Agreement explicitly with respect to the business relationship between the parties.

         G. The parties understand and agree that the breach or threatened breach of the agreement not to disclose confidential information may cause irreparable injury to the violated party. Accordingly, in addition to any other relief to which the parties may be entitled, the parties agree that the violated party shall be entitled, without proof of damages, or posting of a bond, to pursue a remedy at law or in equity for any damages resulting therefrom, including injunctive relief.

         H. All restrictions on the use or disclosure of proprietary information contained herein shall remain in effect during the term of this Agreement and shall continue for a period of five (5) years after the expiration or termination of this Agreement.

3. Arbitration. All disputes that cannot be settled between the parties together under this Agreement, shall be settled by arbitration in accordance with the rules of the American Arbitration Association then controlling.

         A. Disputes Shall Not Affect Agreement: Disputes, differences or controversies between the parties during the term of this Agreement shall not interrupt performance of this Agreement. In the event of any such dispute, difference or controversy, CyberMalls and WebSafari(TM) shall continue to perform on behalf of Client and/or CFI, and settlements and payments shall be made in the same manner as prior to such dispute, difference or controversy, until the matter in dispute has been finally determined between the parties.

4.       Termination of Agreement:

         A. Breach: Termination of this Agreement prior to conclusion of the two (2) year development or viability period shall be considered breach of this Agreement. The non-breaching party shall have the right to recover all relevant damages associated with breach in a competent court of law, according to the provisions of this Agreement.

         B. Failure to Remit Expenses: The continued lack of payment by Client and/or CFI for a period of 60 continuous days shall be considered a breach of this Agreement.

         C. Costs Due Upon Breach: Notwithstanding the breach of this Agreement by either party, CyberMalls shall be entitled to receipt of all fees, hard costs, compensation and expenses incurred for actual work performed at its normal consulting rates, and shall retain or continue to be entitled to any stock either issued or authorized to be issued to CyberMalls or its designees.

6.       Modification of Agreement:

         A. Written Modifications: Written communications from CyberMalls to Client modifying terms of this Agreement are valid and enforceable when signed by all parties, their successors and/or assigns to this Agreement.

7.       Controlling Laws of Agreement:

         A. Best Efforts Basis: CyberMalls agrees that it will at all times faithfully, to the best of its experience, ability and talents, perform all the duties that may be required of and from CyberMalls pursuant to the terms of this Agreement. CyberMalls does not guarantee that its efforts will have any impact on Client's business or that any subsequent financial improvement will result from CyberMalls' efforts. Client understands and acknowledges that the success or failure of CyberMalls' efforts will be predicated on Client's assets and operating results.

         B. Binding Law: This Agreement shall be subject to all valid applicable laws, rules and regulations of the State of Utah and of the United States. In the event that this Agreement, any of its provisions, or its outlined operations are found to be inconsistent with or contrary to any such laws, rules or regulations, the latter shall control. Furthermore, if commercially practicable, this Agreement shall be considered modified accordingly and shall continue in full force and effect as so modified.

                  1. In the event of litigation or other dispute resolution, disputes, differences, or controversies shall be heard in a court of competent jurisdiction within the State of Utah, in Salt Lake County, Utah.

         C. Entire Agreement: This Agreement shall constitute the entire Agreement between the parties herein unless modified by a written amendment signed by all of the parties or their successors in interest, or unless superseded by any supplemental Purchase Agreement entered into by the parties. There are no other agreements, undertakings, restrictions, representations or warranties among the parties other than those described and provided for in this Agreement and expressly signed by each party herein . D. Waiver: Client and CFI agree that CyberMalls' failure to enforce any provision or provisions of this Agreement shall not in any way be construed as a waiver of that provision or provisions, nor shall such failure prevent CyberMalls from thereafter enforcing each and every provision of this Agreement.

8.       Non-Circumvention:

         A. Non-Circumvention: Client agrees that it will not enter into any transaction involving a business opportunity introduced to Client or CFI by CyberMalls without compensating CyberMalls as required hereunder. Such transaction will be construed as breach of this Agreement. Client and CFI further agree that any unauthorized use of any proprietary information whether accidental or otherwise shall be construed as intentional and shall be considered a breach of this Agreement.

9. Due Diligence: The parties herein agree to mutually cooperate with each other concerning any reasonable requests with respect to pursuing proper and necessary due diligence.

10. Client's Representations: Client represents, warrants and covenants to CyberMalls that each of the following are true and complete as of the date of this Agreement:

         A. Client is a corporation organized, validly existing, and in good standing under the laws of the state of New Jersey, with full corporate power and authority and all necessary governmental authorization to own, lease and operate property and carry on its business as it is now being conducted.

        B. Client is qualified to do business in and is in good standing in every jurisdiction in which the nature of its business or the property owned or leased by it makes such qualifications necessary.

11. Consents and Authorizations: Any consent, approval, order or authorization of, or registration, declaration, compliance with or filing with any governmental or regulatory authority required in connection with the execution and delivery of this Agreement to permit the consummation by Client, CFI and CyberMalls of the transactions described in this Agreement shall be accomplished in a timely manner and in accordance with all federal and state laws where applicable.

12. No Litigation Pending: There are no judicial or administrative actions, suits, proceedings or investigations pending or, to the knowledge of Client, threatened which may result in any liability on the part of Client other than what has already been disclosed to CyberMalls.

13.       CyberMalls'   Disclosure:    CyberMalls   makes   no   warranties   or
representations with respect to the value or potential value or earnings potential, of the CFI virtual mall.

14. Limitation of Assignment: Neither Client nor CFI will transfer, sell, hypothecate, assign or distribute any of the assets currently in its possession, including the CFI common stock, except upon the express, written and signed agreement by all of the parties to this Agreement, and will continue operations in substantially the same manner as it is presently functioning, until this Agreement has been consummated.

15. Attorney Fees: In the event that any court proceeding or dispute resolution procedure is brought under or in connection with this Agreement, the prevailing party in such proceeding shall be entitled to recover from the other party all costs, expenses and reasonable attorneys' fees incidental to such legal action. The term "prevailing party" as defined in this Agreement shall mean the party in whose favor a final judgment or award on the merits is entered. The prevailing party may apply to the court or the person(s) or board in charge of the proceeding, for an award of costs, expenses and reasonable attorneys' fees.

16.      Future Taxes:

         A. CyberMalls,  Inc. is not responsible for taxes on Virtual  Property:
         The parties also acknowledge that in the future, virtual malls may be subjected to a variety of tax obligations from one or more regulatory or governmental agencies. It is understood that should virtual malls, as defined and described in this Agreement, be assessed or obliged to pay additional taxes beyond what are assessed at the date of this Agreement, virtual mall owner shall assume responsibility for such taxes associated with construction, development, operation and/or revenues derived therefrom. Client and CFI acknowledge that CyberMalls shall not be liable to pay any future tax assessments associated with virtual mall.

17. Facsimile Counterparts: If a party signs this Agreement and transmits an electronic facsimile of the signature page to the other party, the party who receives the transmission may rely upon the electronic facsimile as a signed original of this Agreement. Further, this Agreement may be executed in counterparts.

AGREED TO this 31st day of August, 1996 by the parties herein.


CyberMalls, Inc.                             BRIA Communications Corporation
                                                            and,
                                                   Cyber Football, Inc.



/s/Nathan Tippetts                                        /s/Richard Lifschutz
Nathan Tippetts, President                        Richard Lifschutz, President

                                    10(i)(k)

                         FINANCIAL CONSULTING AGREEMENT

         This Financial Consulting Agreement ("Agreement") is made between Canton Financial Services Corporation, a Nevada corporation ("CFS") and, Cyber Football, Inc., a Nevada corporation ("Client") with respect to the following:

                                    RECITALS

         WHEREAS,   CFS  is  in  the  business  of  providing  general  business consulting services to privately held and publicly held corporations; and

         WHEREAS, Client is in the business of marketing and promoting products and services that are related to the sport of football and wishes to retain the consulting services of CFS for Client's initial capital acquisition pursuant to forming a public corporation; and


                                   DEFINITIONS

          1. "The Act" refers to the Securities Act of 1933, as amended, available upon request.

          2. "Rule 504" refers to Rule 504 under The Act, available upon request.

          3.       "SEC" refers to the Securities and Exchange Commission.

                                    AGREEMENT

         IN CONSIDERATION of the mutual promises made by CFS and Client, and the terms and conditions hereafter set forth, the receipt and adequacy of such consideration being mutually acknowledged, CFS and Client therefore agree to the following:

1.       Terms of this Consulting Agreement:

          A. Term: The initial term shall be for the period of one (1) year ("Initial Term").

          B. Consulting Services: CFS will use its best efforts to assist Client in the following services ("Consulting Services"):

                   1. Achieving the requirements of becoming a public entity;

                   2. Applying the techniques and preparing the documents for raising capital through a placement of Client's stock or investment units under Rule 504, Regulation D, under The Act, including but not limited to preparation of necessary documentation to complete the offering in compliance with the applicable federal and state rules and regulations, preparation of a due diligence file, and delivery of the necessary forms to the SEC with the requisite number of copies;

                   3.       Establishing an account with a transfer agency;

                   4.       Obtaining a CUSIP number;

                   5. The preparation and filing of a package as required by Rule 15(c) 2-11 under The Act;

                   6.       Obtaining a trading quote of Client's equity;

                   7. Notifying market makers to develop a market for Client's stock;

                   8. Notifying appropriate public relations and investor relations services; and,

                   9. Making application to Standard & Poor's to clear client securities for trading in states allowing a Standard & Poor's manual exemption.

          C.       Compensation:

                   1. In consideration for CFS's services, as described herein, Client shall pay to CFS 150,000 worth of BRIA Communication Corporation's ("BRIA") free- trading Class A Common Stock (the "Stock").

                   2. In addition, for the creation, development and initial servicing of the virtual mall, Client shall equally divided the proceeds realized from said Rule 504 Offering with CyberMalls, Inc., (a sibling corporation of CFS) pursuant to a Purchase Agreement, as attached hereto as Exhibit "A".

         D.        Expenses:

                   1. Client shall be responsible for all costs associated with the completion of the Consulting Services that are not directly due CFS. Such costs shall include corporation fees and filing fees, transfer agent fees, CUSIP number fee, fees for the audit required for the Rule 15(c) 2-11 and other incidental costs, which at the time of execution of this Agreement shall not exceed $12,000 for the Initial Term of this Agreement. Any other expenses anticipated to exceed $1,000 shall be pre-approved by Client. Before any monies are disbursed, said costs shall be first deducted from the proceeds from the Rule 504 Offering.

                   2. All monies realized from the Rule 504 Offering shall go directly into an escrow account to be determined by the parties herein and shall be disbursed pursuant to specific instructions. Client shall assume responsibility for any escrow expenses.

                  3. All time spent on each matter by any subcontractor of CFS or any of its subsidiaries, shall be recorded and charged at the subcontractor's hourly rate. In the event that any compensation and/or expenses is not remitted within thirty
                  (30) days, the CFS statement detailing such compensation and/or expenses shall incur interest at 12% per annum, compounded annually. At Client's option, statements for compensation and/or expenses may be settled by the issuance of additional shares of the Client's free-trading common stock valued at the bid and ask price on the date of the statement.

                   4. In the event of a dispute over expenses to be paid by Client to CFS, Client shall present CFS with a written document detailing the nature of the dispute. CFS and Client shall first attempt to resolve the matter among themselves. If, after 30 days from the date of Client's dispute letter, the matter has not been resolved in writing and signed by both parties, it shall next be submitted to arbitration, outlined in Section 3 herein.

                  5. In addition to the expenses disclosed in Section 1(D)(1) above, Client shall be responsible for its own expenses related to but not limited to, legal counsel, accounting and auditing expenses, travel and any other expenses it incurs on its own behalf.

         E. Extensions and Renewals. This Agreement may be terminated earlier than the Initial Term if the Consulting Services are completed prior to the expiration of this time period. Notice of early termination must be provided by CFS to Client in writing within a reasonable time. This Agreement may be extended ("Extension Period") on a month-to-month basis by mutual agreement of the parties, following a mutually negotiated, written amendment to this Agreement specifying the new time period, terms of the Amendment and CFS's compensation for the Extension Period. Notice by CFS of early termination, or mutually agreed extension amendment must comply with Section 1-D.

          F. Official Notices: All official communications or legal notices shall be given in writing by registered or certified mail, addressed to the respective party at the postal address or other address(es) as each party may hereafter designate in writing, or when sent by facsimile transmission, charges prepaid. The present addresses of the parties are as follows:

                      CANTON FINANCIAL SERVICES CORPORATION
                          268 West 400 South, Suite 300
                           Salt Lake City, Utah 84101
                            Telephone: (801) 575-8073
                            Facsimile: (801) 575-8092
                         Attn: Richard Surber, President

                                      AND,

                              CYBER FOOTBALL, INC.
                               147-17 Newport Ave.
                              Neponsit, N.Y. 11694
                                  718-318-1535
                               718-945-1044 (fax)
                       Attn: Richard Lifschutz, President

2.       Confidentiality of Proprietary Information:

         A.       Confidential Information:

                  1. "Confidential Information" means any proprietary information, technical data or know-how disclosed to Client by CFS, either directly or indirectly in writing, orally, by drawing, or by inspection or other tangible items. Confidential information shall include, without limitation, all business, product, research and financial plans of CFS disclosed to or discussed with Client.

                  2. Client agrees not to use any of CFS's or any of its parent or sibling companies' ("CFS and Companies") confidential information for its own uses or for any purpose except to carry out discussions or a business understanding between Client and CFS and Companies.

                  3. Client agrees not to disclose any of CFS and Companies' confidential information to any third party and, that they will take all reasonable measures to protect the secrecy of and avoid disclosure or use of CFS and companies' confidential information.

                   4. Client acknowledges that nothing contained in this Agreement will be construed as granting any rights, by license or otherwise, to any of CFS' or any of its parent or sibling companies' confidential information, except as specified in this Agreement.

                   5. CFS agrees to be bound by all of the above terms contained in this Section with regards to Client's confidential and proprietary information that may be obtained in the course of this Agreement.

         B. Limitation of Liability for Non-Party Disclosures: CFS shall have no liability to the Client with respect to the use or disclosure to others not party to this Agreement, of such information as CFS can establish to:

                   1.       Have been publicly known;

                   2.       Have become known, without fault on the part of CFS,
                            subsequent   to   disclosure   by   Client  of  such
                            information to CFS;

                   3.       Have   been   otherwise   known  by  CFS   prior  to
                            communication   by  the   Client   to  CFS  of  such
                            information; or

                   4. Have been received by CFS at any time from a source other than Client lawfully having possession of such information.

         C. Unauthorized Use: Both parties agree that any unauthorized use of any proprietary information whether accidental or otherwise shall be construed as intentional and shall be considered a breach of this Agreement.

3.       Arbitration:

         A. All disputes that cannot be settled between the parties together under this Agreement, shall be settled by arbitration in accordance with the rules of the American Arbitration Association then controlling.

          B. Disputes Shall Not Affect Agreement: Disputes, differences or controversies between the parties during the term of this Agreement shall not interrupt performance of this Agreement.

                    1. In the event of any such dispute, difference or controversy this agreement shall continue to be in full force, and settlements and payments shall be made in the same manner as prior to such dispute, difference or controversy, until the matter in dispute has been finally determined between the parties.

4.       Termination of Agreement:

          A. Breach: Termination of this Agreement prior to conclusion of the 1 year term shall be considered breach of this Agreement.

          B. Failure to Remit Expenses: The continued lack of payment by Client for a period of 60 continuous days pursuant to Section 1(E) shall be considered a breach of this Agreement and shall, at Canton's option, be valid grounds to terminate this Agreement.

          C. Costs Due Upon Breach: Notwithstanding the breach of this Agreement by Client, CFS shall be entitled to receipt of all fees, hard costs, compensation and expenses incurred for actual work performed at its normal consulting rates and shall continue to be entitled to any stock either issued or authorized to be issued to CFS or its designees.

5. Legal Counsel Understanding: CFS is not a law firm; neither is it an accounting firm. Although CFS retains the services of legal and accounting professionals to better enable CFS to provide consulting services, Client understands that it has not, nor will it, construe any of CFS's representations to be statements of law. Client agrees that it is incumbent upon it to seek and continue to seek the independent advice of legal and financial counsel regarding all material aspects of the transactions contemplated by this Agreement, including the review of all documents provided by CFS to Client as well as with respect to all opportunities CFS may introduce to Client. Client acknowledges that no representation or warranty has been given to Client by CFS as to any legal, tax, accounting, financial or other aspect of the transactions contemplated by this Agreement.

6.       Controlling Laws of Agreement:

         A. Best Efforts Basis: CFS agrees that it will at all times faithfully, to the best of its experience, ability and talents, perform all the duties that may be required of and from CFS pursuant to the terms of this Agreement. CFS does not guarantee that its efforts will have any impact on Client's business or that any subsequent financial improvement will result from CFS's efforts. Client understands and acknowledges that the success or failure of CFS's efforts will be predicated on Client's assets and operating results.

         B. Binding Law: This Agreement shall be subject to all valid applicable laws, rules and regulations of the State of Utah and of the United States. In the event that this Agreement, any of its provisions, or its outlined operations are found to be inconsistent with or contrary to any such laws, rules or regulations, the latter shall control.
         Furthermore, if commercially practicable, this Agreement shall be considered modified accordingly and shall continue in full force and effect as so modified.

                   1. Both parties reserve the right to meet within a reasonable time and discuss any necessary amendments or modifications should the modified Agreement not be commercially practicable in the opinion of either party's legal counsel.

                   2.        In  the  event  of   litigation  or  other  dispute
                             resolution, this Agreement shall be controlled by the laws of the State of Utah.

                   3. In the event of dispute resolution, disputes, differences, or controversies shall be heard in the venue of the State of Utah, in Salt Lake City, Utah.

         C. Entire Agreement: This Agreement shall constitute the entire Agreement between the parties unless modified by a written amendment signed by all of the parties or their successors in interest. There are no other agreements, undertakings, restrictions, representations or warranties among the parties other than those described and provided for in this Agreement and expressly signed by the parties herein.


          D. Waiver: Client agrees that CFS's failure to enforce any provision or provisions of this Agreement shall not in any way be construed as a waiver of that provision or provisions, nor shall such failure prevent CFS from thereafter enforcing each and every provision of this Agreement.

7.       Non-Circumvention:

         A. Non-Circumvention: Client agrees that neither will enter into any transaction involving a business opportunity introduced by CFS without compensating CFS as required hereunder. Such transaction will be construed as breach of this Agreement. Client further agrees that any unauthorized use of any proprietary information whether accidental or otherwise shall be construed as intentional and shall be considered a breach of this Agreement.

8. Due Diligence: The parties herein agree to mutually cooperate with each other concerning any reasonable requests with respect to pursuing proper and necessary due diligence.

9. Parties' Representations: Client represents to CFS and CFS represents to Client that each of the following are true and complete as of the date of this Agreement:

          A. Client and CFS are corporations organized, validly existing, and in good standing under the laws of the state(s) of their incorporations, with full corporate power and authority and all necessary governmental authorization to own, lease and operate property and carry on their businesses as they are now being conducted. Client and CFS are qualified to do business in and are in good standing in every jurisdiction in which the nature of their businesses or the property(ies) owned or leased by them makes such qualifications necessary.

10. CFS is not an Agent or Employee of Client: CFS's obligations under this Agreement consist solely of the services previously described. In no event shall CFS be considered to act as an employee or agent of Client otherwise represent or bind Client. For the purposes of this Agreement, CFS is an independent contractor. All final decisions with respect to acts of Client, whether or not made pursuant to or in reliance on information or advice furnished by CFS in this Agreement, shall be those of Client, CFS's employees or agents shall under no circumstances be liable for any expense or loss incurred by Client as a consequence of such action or decisions.

11. Attorney Fees: In the event that any court proceeding or dispute resolution procedure is brought under or in connection with this Agreement, the prevailing party in such proceeding (whether on trial or on appeal) shall be entitled to recover from the other party all costs, expenses and reasonable attorneys' fees incidental to such legal action. The term "prevailing party" as defined in this Agreement shall mean the party in whose favor a final judgment or award on the merits is entered. The prevailing party may apply to the court or the person(s) or board in charge of the proceeding, for an award of costs, expenses and reasonable attorneys' fees.

12. Limitation of Assignment: Within the scope of this Agreement, subsequent to this transaction, Client will not transfer, sell, assign or distribute any of the assets currently in its possession, including its common stock, that would materially alter or affect CFS's interest or relationship with Client, except upon the express, written and signed agreement by all the parties herein.

13. Facsimile Counterparts: If a party signs this Agreement and transmits an electronic facsimile of the signature page to the other party, the party who receives the transmission may rely upon the electronic facsimile as a signed original of this Agreement. Further, this Agreement may be executed in counterparts.

AGREED TO this 31st day of August, 1996.

Canton Financial Services Corporation                 CyberFootball, Inc.


/S/ Richard Surber                                   /S/Richard Lifschutz
------------------------                           ---------------------------
Richard Surber, President                          Richard Lifschutz, President

                                   10 (i) (l)

                         AGREEMENT FOR EXCHANGE OF STOCK

     This Agreement for the Exchange of Stock ("Agreement") is made effective as of this 10th day of September, 1996, by and between Kingslawn Offset, Inc., a New York corporation ("KINGS") and, BRIA Communications Corporation, a publicly-traded New Jersey corporation ("BRIA"), with respect to the following:

                                    Recitals

     Whereas, KINGS and its principal shareholders desire to sell and transfer to BRIA all of their right, title, and interest in and to all of the outstanding shares of KINGS, in exchange for certain shares of BRIA restricted Class A common stock described herein; and

     Whereas, BRIA is desirous of acquiring the shares and the assets to be conveyed by KINGS, for the consideration and upon the terms and conditions as set forth below; and

     Whereas, the parties desire to make this transaction a tax-free exchange of stock under the tax laws of the United States, insofar as possible.

                                    Agreement

      Now, Therefore, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties have agreed as follows:

1. Consideration, Sale, Exchange of shares. At the closing herein ("Closing"), KINGS agrees to sell, assign, transfer and convey, exclusively to BRIA, all of KINGS' right, title, and interest, in and to all of the outstanding shares of stock of KINGS, of any and all class or classes, together with all of the assets of KINGS of any kind, whether real or personal property, proprietary information, equipment, technology, drawings, production know how, software sources; customer lists and existing customer contracts; trade name, good will, books, records, and financial information about the company, and the like, whether in written or verbal form.

      At closing, BRIA will issue to KINGS or its assigns, $1.5 million worth of its restricted Class A common stock, restricted pursuant to SEC Rule 144, at $.75 per share. Yosef M. Shimron ("Shimron"), as Prescient and principal shareholder in KINGS, shall have a lien in the amount of $500,000 on all the equipment and fixtures presently in the possession of the Kingslawn Offset, Inc. Shimron shall have the option of converting the lien to BRIA's common stock at $.75 per share. From and after closing, KINGS will become a wholly-owned subsidiary of BRIA, and the name of Kingslawn Offset, Inc. will duly be changed to "NEW YORK PRINTING GROUP" ("NYPG").

2. Representation and Warranties of Kingslawn Offset, Inc. KINGS represents and warrants that:

       a. Its shareholders ("shareholders") are citizens of the United States of America.

      b. Shareholders are acquiring the Shares for their own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). As "Purchaser", they acknowledge that they have been advised and are aware that (i) the Company ("BRIA") is relying upon an exemption under the Act predicated upon the Purchaser's representations and warranties contained in this Agreement, and (ii) the Shares issued to the Purchaser pursuant to this Agreement will be "restricted stock" within the meaning of the rules and regulations (the "Rules") promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act. Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in the Rules or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

      c. Purchaser has received all of the information they consider necessary or appropriate for determining whether to acquire the Shares pursuant to this Exchange. Purchasers are familiar with the business, affairs, risks and properties of BRIA. Purchasers have had an opportunity to ask questions of and receive answers from, the Company, and its officers, directors and other representatives regarding the Company and the terms and conditions of the offering of the Shares. Purchasers have had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense, necessary to verify the accuracy of the information furnished.

      d. Purchasers have such knowledge and expertise in financial and business matters that they are capable of evaluating the merits and substantial risks of an investment in the Shares and are able to bear the economic risks relevant to the purchase of the Shares hereunder.

      e. Purchasers are relying solely upon independent consultation with their professional, legal, tax and accounting advisors and such others as Purchasers deem to be appropriate in purchasing the Shares; Purchasers have been advised to, and have consulted with, their professional tax and legal advisors with respect to any tax consequences of investing in the Company.

      f. Purchasers recognize that an investment in the securities of the Company involves substantial risk and understands all of the risk factors related to the purchase of the Shares.

      g.   Purchasers understand that there may be no market for the Shares.

      h. Purchasers' financial condition is such that Purchasers are under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

      i. Without in any way limiting the representation set forth above, Purchasers further agree not to make any disposition of all or any portion of the Shares unless and until:

           (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

           (2) Purchasers shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchasers shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

       j. It is understood that the certificates evidencing the Shares will bear substantially the following legends:

           "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the "Act") nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, or pursuant to an opinion of counsel, satisfactory in form and substance to the Company to the effect that such registration and qualification are not required."

      k. The Purchasers confer full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) affix the legend in subparagraph (j) above to the fact of the certificate or certificates representing the Shares.

      l. Purchasers understand that the Company is relying upon Purchasers' representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchasers agree to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchasers further understand and agree that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

      m. KINGS has fully disclosed its financial condition to BRIA or its agent. At closing, the principal shareholders and management of KINGS will deliver a certificate attesting, among other things, that there will have been no material changes in the condition of the business or its finances as reflected in its financial statements, which shall be delivered to BRIA at Closing and audited in accordance with generally accepted accounting principles; that all corporate authority has been duly taken to enter into and close this transaction; that there are no material undisclosed liabilities, claims, or judgments against that company; and that all legal and governmental regulations or authorities will have been complied with, or arrangements made for compliance, including arrangements for any such outstanding liabilities, claims, or judgments.

3. Representations and Warranties of BRIA. The Company ("BRIA") represents and warrants that:

      a. The Company is a corporation duly organized, and validly existing under the laws of the State of New Jersey, United States of America.

      b. The Company has all necessary corporate power and authority under the laws of New Jersey and all other applicable provisions of law to own its properties and other assets now owned by it, to carry on its business as now being conducted, and to execute and deliver and carry out the provisions of this Agreement.

      c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

4. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants made respectively by BRIA and KINGS in this Agreement shall survive the closing and the exchange of the respective Shares called for hereunder.

5.     Miscellaneous.   The  following  miscellaneous  provisions,  standard  to
commercial contracts of this nature, are made part hereof:

      a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

      b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors and permitted assigns. The parties may not transfer or assign all or any part of their rights or obligations except to the extent expressly permitted by this Agreement.

      c. This Agreement constitutes the entire agreement and understanding between the parties, and may not be modified or amended except in writing signed by both parties.

      d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

       e.   This agreement shall be interpreted by Utah contract law.

       f.   This  agreement  may  be  executed  in  one  or  more  counterparts, including electronic mail or facsimile, each of which may be considered an original copy hereof. 6. Closing. The closing hereunder shall take place not later than sixty (60) days after the date of execution hereof, at such time and place as the parties mutually agree.

7. Tax-free exchange. Insofar as possible, the parties agree that the exchange of shares called for hereunder shall be a tax-free exchange under the tax laws and the Internal Revenue Code (as amended) of the United States, and not a purchase of assets.

8. Conditions to closing. The closing called for hereunder shall be subject to, among other things: (a) the delivery to KINGS at closing of the BRIA share certificates and the accounting information called for herein, in GAAP form; (b) the conduct of due diligence of KINGS by BRIA or its agent, satisfactory to the management of BRIA that the books, records, and assets of KINGS are in fact as have been represented; (c) resolutions by the boards of directors of BRIA and KINGS ratifying this transaction. This transaction is subject to BRIA accepting KINGS's financial statements as being accurate, forthright and materially correct in accordance with the representations made by KINGS to BRIA and, an accredited audit acceptable to BRIA.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                         BRIA Communications Corporation


                            By: /s/ Richard Lifschutz
                          Richard Lifschutz, President


                             Kingslawn Offset, Inc.


                             By: /s/Josef M. Shimron
                           Josef M. Shimron, President

                                    10 (i)(m)

                            STOCK EXCHANGE AGREEMENT
                           OMAP Holdings Incorporated

                              A Nevada Corporation

                                        &

                            BRIA Communications Corp.

                            A New Jersey Corporation

                            STOCK EXCHANGE AGREEMENT

      This Stock Exchange Agreement ("Agreement") is entered into this 20th day of December, 1995, by and between the purchaser OMAP Holdings Incorporated ("OMAP"), a Nevada Corporation, and seller, BRIA Communications Corp., a New Jersey corporation ("BRIA").

      WHEREAS, OMAP desires to acquire from BRIA appoximately Three Hundred Seventy Thousand, Three Hundred Seventy (370,370) restricted shares of the common stock of BRIA, in exchange for Seventy Thousand Five Hundred Eighty-eight (70,588) shares of restricted shares of OMAP common stock.

      NOW THEREFORE, with the above being incorporated into and made a part hereof, for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowleded, the parties agree as follows:

1. Exchange. OMAP will in a tax free exchange, acquire from BRIA Three Hundred Seventy Thousand, Three Hundred Seventy (370,370) restricted shares of the common stock of BRIA, valued as of December 15, 1995 at $0.81 per share, in a tax free exchange wherein BRIA shall acquire Seventy Thousand Five Hundred Eighty-eight (70,588) shares of restricted shares of OMAP common stock, valued as of December 15, 1995 at $4.25 per shares of restricted OMAP common stock.

2. Exchange of Shares. On or before the closing date, set herein to be December 24, 1995, the above mentioned shares are to be exchanged.

3. Termination. This Agreement may be terminated at any time prior to the Closing Date:

      A.   By BRIA or OMAP:

                (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgment of such Board of Directors made in good faith, and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions comtemplated by this Agreement; or

                (2) If the Closing shall not have occurred prior to December 29, 1995, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

      B.   By BRIA:

                (1) If OMAP shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representations or warranties of BRIA contained herein shall be inaccurate in any material respect; or

      C.   By OMAP:

                (1) If BRIA shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or is any of the representations or warranties of BRIA contained herein shall be inaccurate in any material respect;

      In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation, and execution of this Agreement and the transaction herein contemplated.

4. Representations and Warranties of BRIA. BRIA hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

       A. Corporate Authority. BRIA has the full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of OMAP had duly authorized the execution delivery, and performance of this Agreement.

       B. Financial Statements. The latest 10-Q report ("BRIAFinancials") have been given to OMAP prior to closing.

       C. No Conflict With Other Instruments. The executiont of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of BRIA to which BRIA is a party and has been duly authorized by all appropriate and necessary action.

       D. Information. The information concerning BRIA as set forth in this Agreement and in the BRIA Financials is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstatnces under which they were made not misleading.

       E. Deliverance of Shares. As of the Closing Date, the BRIA Shares to be delivered to OMAP will be restricted and constitute valid and legally issued shares of BRIA, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of BRIA restricted stock.

       F. No Conflict with Other Instrument. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract or commitment material to BRIA.

       G. Information. The information concerning BRIA and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

       H. Restricted Shares. The shares of OMAP common stock which are being acquired are being acquired for BRIA's own account and for investment and not with a view to the public resale or distribution thereof. BRIA will not sell, transfer or otherwise dispose of the OMAP Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                BRIA acknowledged and understands that the OMAP Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available.

                BRIA is fully aware of the applicable limitation on the resale of the OMAP Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule, If Rule 144 is available to BRIA, BRIA may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                If a separate exemption from registration is available to BRIA, such as Regulation S, BRIA shall only make sales in accordance with the terms and condiditons of that Regulation.

5.    Representations and Warranties of OMAP.

      OMAP hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

       A. Corporate Authority. OMAP has the full corporate power and authority to enter into this Agreement and to carr out the transactions contemplated by this Agreement. The Board of Directors of OMAP has duly authorized the execution, delivery, and performance of this Agreement.

       B. Financial Statements. The latest 10-Q report ("OMAP Financials") have been given to BRIA prior to closing.

       C. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of OMAP to which OMAP is party and has been duly authorized by all appropriate and necessary action.

       D. Information. The information concerning OMAP as set forth in this Agreement and in the OMAP Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

       E. Deliverance of Shares. As of the Closing Date, the OMAP Shares to be deliverd to BRIA will be restricted and constitute valid and legally issued shares of OMAP, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of OMAP rstricted stock.

       F. No Conflict with Other Instrument. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to OMAP.

       G. Information. The information concerning OMAP and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

      H. Restricted Shares. The shares of BRIA common stock which are being acquired are being acquired for OMAP's own account and for investment and not with a view to the public resale or distribution thereof. OMAP will not sell, transfer or otherwise dispose of the BRIA Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the BRIA Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                OMAP acknowledges and understands that the BRIA Shares are unregistered in reliance of Seciton 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available.

                OMAP is fully aware of the applicable limitation on the resale of BRIA Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to OMAP, OMAP may make only routine sales of securities in limited amounts, in accordance witht the terms and conditions of that Rule.

                If a separate exemption from registration is available to OMAP, such as Regulation S, Omap shall only make sales in accordance with the terms and conditions of that Regulation.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before December 24, 1995.

      At closing OMAP will deliver the OMAP shares to BRIA, and BRIA shall deliver the BRIA shares to OMAP.

7. Conditions Precedent of BRIA to Effect Closing. All obligations of BRIA under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

      A. The representations and warranties by or on behalf of OMAP contained in this Agreement or in any certificate or documents delivered to BRIA prusuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

      B. OMAP shall have performed and complied with all the covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or ath the Closing.

       C. All instruments and documents delivered to BRIA pursuant to the provisions hereof shall be reasonably satisfactory to BRIA's legal counsel.

8. Conditions Precedent of OMAP to Effect Closing. All obligations of OMAP under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

      A. The representations and warranties by on on behalf of BRIA contained in thei Agreement, or in any certificate or document delivered ot OMAP pursuant to the provisions hereof shall be true at and as of the time of Closing as though such representations and warranties were made at and as of such time.

      B.   BRIA  shall  have   performed  and  complied   with  all   covenants,
           agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

       C. All instruments and documents delivered to OMAP pursuant to the provisions hereof shall be reasonably satisfactory to OMAP's legal counsel.

9. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligations under this Agreement, but only to the extent of the expenses incurred in connection with such breach of failure to perform Agreement.

10. Nature and Survival of Representations and Warranties. All representations, warranties, and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties, and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

11. Indemnification Procedures. If any clain is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation reusulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not by unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgment or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgment or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigaton. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgment.

12. Default at Closing. Notwithstanding the provisions hereof, if BRIA shall fail or refuse to deliver any of the BRIA Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by BRIA and OMAP at tis option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or
(b) terminate all of its obligations hereunder with respect to BRIA.

Furthermore, notwithstanding the provisions hereof, if OMAP shall fail to deliver any of the OMAP Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by OMAP and BRIA at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to OMAP.

13. Costs and Expenses. BRIA and OMAP shall bear their own costs and expenses in the proposed exchangee and transfer described in this Agreement. BRIA and OMAP have been represented by their own attorney in this transactions, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

14. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

      To OMAP
      OMAP Holdings Incorporated
      268 West 400 South, Suite 300
      Salt Lake City, UT 84101


      To BRIA
      BRIA Communications Corporation
      268 West 400 South, Suite, 300
      Salt Lake City, UT 84101

15.   Miscellaneous.

       A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

       B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

       C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement no disclosed herein.

       D. Headings. The Section and subsection headings in this Agreement are inserted for convenience only and shll not affect in any way the meaning or interpretation of this Agreement.

       E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

       F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict -of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The Parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the personam jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

       G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

       H. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

       I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

OMAP Holdings Incorporated


By:    /s/ James Tilton, President
----------------------------------

BRIA Communications Corp.


By:   /s/ Richard Lifschutz
---------------------------

                                    10 (i)(n)

                            STOCK EXCHANGE AGREEMENT
                        Eurotronics Holdings Incorporated

                               A Utah Corporation

                                        &

                            BRIA Communications Corp.

                            A New Jersey Corporation

                            STOCK EXCHANGE AGREEMENT

      This Stock Exchange Agreement ("Agreement") is entered into this 20th day of December, 1995, by and between the purchaser Eurotronics Holdings Incorporated ("Eurotronics"), a Utah Corporation, and seller, BRIA Communications Corp., a New Jersey corporation ("BRIA").

      WHEREAS, Eurotronics desires to acquire from BRIA appoximately Three Hundred Seventy Thousand, Three Hundred Seventy (370,370) restricted shares of the common stock of BRIA, in exchange for Five Hundred Sixty-six Thousand Thirty-eight (566,038) shares of restricted shares of Eurotronics common stock.

      NOW THEREFORE, with the above being incorporated into and made a part hereof, for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowleded, the parties agree as follows:

1. Exchange. Eurotronics will in a tax free exchange, acquire from BRIA Three Hundred Seventy Thousand, Three Hundred Seventy (370,370) restricted shares of the common stock of BRIA, valued as of December 15, 1995 at $0.81 per share, in a tax free exchange wherein BRIA shall acquire Five Hundred Sixty-six Thousand Thirty-eight (566,038) shares of restricted shares of Eurotronics common stock, valued as of December 15, 1995 at $0.53 per shares of restricted Eurotronics common stock.

2. Exchange of Shares. On or before the closing date, set herein to be December 24, 1995, the above mentioned shares are to be exchanged.

3. Termination. This Agreement may be terminated at any time prior to the Closing Date:

      A.   By BRIA or Eurotronics:

       (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgment of such Board of Directors made in good faith, and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions comtemplated by this Agreement; or

       (2) If the Closing shall not have occurred prior to December 29, 1995, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

      B.   By BRIA:

       (1) If Eurotronics shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representations or warranties of BRIA contained herein shall be inaccurate in any material respect; or

      C.   By Eurotronics:

       (2) If BRIA shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or is any of the representations or warranties of BRIA contained herein shall be inaccurate in any material respect;

      In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation, and execution of this Agreement and the transaction herein contemplated.

4. Representations and Warranties of BRIA. BRIA hereby represents and warrants that effective this date and the Closing Date, the following representations are true aNd correct:

       A. Corporate Authority. BRIA has the full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of Eurotronics had duly authorized the execution delivery, and performance of this Agreement.

       B. Financial Statements. The latest 10-Q report ("BRIAFinancials") have been given to Eurotronics prior to closing.

       C. No Conflict With Other Instruments. The executiont of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of BRIA to which BRIA is a party and has been duly authorized by all appropriate and necessary action.

       D. Information. The information concerning BRIA as set forth in this Agreement and in the BRIA Financials is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstatnces under which they were made not misleading.

       E. Deliverance of Shares. As of the Closing Date, the BRIA Shares to be delivered to Eurotronics will be restricted and constitute valid and legally issued shares of BRIA, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of BRIA restricted stock.

       F. No Conflict with Other Instrument. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract or commitment material to BRIA.

       G. Information. The information concerning BRIA and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

       H. Restricted Shares. The shares of Eurotronics common stock which are being acquired are being acquired for BRIA's own account and for investment and not with a view to the public resale or distribution thereof. BRIA will not sell, transfer or otherwise dispose of the Eurotronics Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                BRIA acknowledged and understands that the Eurotronics Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available.

                BRIA is fully aware of the applicable limitation on the resale of the Eurotronics Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule, If Rule 144 is available to BRIA, BRIA may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

                If a separate exemption from registration is available to BRIA, such as Regulation S, BRIA shall only make sales in accordance with the terms and condiditons of that Regulation.

5.    Representations and Warranties of Eurotronics.

      Eurotronics hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

       A. Corporate Authority. Eurotronics has the full corporate power and authority to enter into this Agreement and to carr out the transactions contemplated by this Agreement. The Board of Directors of Eurotronics has duly authorized the execution, delivery, and performance of this Agreement.

       B.   Financial   Statements.   The  latest  10-Q   report   ("Eurotronics
            Financials") have been given to BRIA prior to closing.

       C. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Eurotronics to which Eurotronics is party and has been duly authorized by all appropriate and necessary action.

       D. Information. The information concerning Eurotronics as set forth in this Agreement and in the Eurotronics Financial is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

      E. Deliverance of Shares. As of the Closing Date, the Eurotronics Shares to be deliverd to BRIA will be restricted and constitute valid and legally issued shares of Eurotronics, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Eurotronics rstricted stock.

       F. No Conflict with Other Instrument. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to Eurotronics.

       G. Information. The information concerning Eurotronics and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

       H. Restricted Shares. The shares of BRIA common stock which are being acquired are being acquired for Eurotronics's own account and for investment and not with a view to the public resale or distribution thereof. Eurotronics will not sell, transfer or otherwise dispose of the BRIA Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the BRIA Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144").

                Eurotronics acknowledges and understands that the BRIA Shares are unregistered in reliance of Seciton 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available.

                Eurotronics is fully aware of the applicable limitation on the resale of BRIA Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "restricted securities" upon compliance with the requirements of such rule. If Rule 144 is available to Eurotronics, Eurotronics may make only routine sales of securities in limited amounts, in accordance witht the terms and conditions of that Rule.

                If a separate exemption from registration is available to Eurotronics, such as Regulation S, Eurotronics shall only make sales in accordance with the terms and conditions of that Regulation.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before December 24, 1995.

      At closing Eurotronics will deliver the Eurotronics shares to BRIA, and BRIA shall deliver the BRIA shares to Eurotronics.

7. Conditions Precedent of BRIA to Effect Closing. All obligations of BRIA under this Agreement are subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

       A. The representations and warranties by or on behalf of Eurotronics contained in this Agreement or in any certificate or documents delivered to BRIA prusuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

       B.   Eurotronics   shall  have   performed  and  complied  with  all  the
            covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or ath the Closing.

       C. All instruments and documents delivered to BRIA pursuant to the provisions hereof shall be reasonably satisfactory to BRIA's legal counsel.

8. Conditions Precedent of Eurotronics to Effect Closing. All obligations of Eurotronics under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

       A. The representations and warranties by on on behalf of BRIA contained in thei Agreement, or in any certificate or document delivered ot Eurotronics pursuant to the provisions hereof shall be true at and as of the time of Closing as though such representations and warranties were made at and as of such time.

       B.   BRIA  shall  have   performed  and  complied  with  all   covenants,
            agreements,   and  conditions  required  by  this  Agreement  to  be
            performed or complied with by it prior to or at the Closing.

       C.   All instruments and documents  delivered to Eurotronics  pursuant to
            the   provisions   hereof  shall  be  reasonably   satisfactory   to
            Eurotronics's legal counsel.

9. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligations under this Agreement, but only to the extent of the expenses incurred in connection with such breach of failure to perform Agreement.

10. Nature and Survival of Representations and Warranties. All representations, warranties, and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties, and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

11. Indemnification Procedures. If any clain is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation reusulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not by unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgment or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgment or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigaton. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgment.

12. Default at Closing. Notwithstanding the provisions hereof, if BRIA shall fail or refuse to deliver any of the BRIA Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by BRIA and Eurotronics at tis option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or
(b) terminate all of its obligations hereunder with respect to BRIA. Furthermore, notwithstanding the provisions hereof, if Eurotronics shall fail to deliver any of the Eurotronics Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Eurotronics and BRIA at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder, including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Eurotronics.

13. Costs and Expenses. BRIA and Eurotronics shall bear their own costs and expenses in the proposed exchangee and transfer described in this Agreement. BRIA and Eurotronics have been represented by their own attorney in this transactions, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

14. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

      To Eurotronics
      Eurotronics Holdings Incorporated
      268 West 400 South, Suite 300
      Salt Lake City, UT 84101

      To BRIA
      BRIA Communications Corporation
      268 West 400 South, Suite, 300
      Salt Lake City, UT 84101

15.   Miscellaneous.

       A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

       B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

       C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement no disclosed herein.

       D. Headings. The Section and subsection headings in this Agreement are inserted for convenience only and shll not affect in any way the meaning or interpretation of this Agreement.

       E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

       F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict -of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The Parties agree to abide by decisions rendered as final and binding, and each party irrevocably and unconditionally consents to the personam jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

       G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns. H. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

       I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

Eurotronics Holdings Incorporated


By:    /s/ Jane Zheng, Secretary
-------------------------------

BRIA Communications Corp.


By:   /s/ Richard Lifschutz
---------------------------

                                    10 (i)(o)

                            STOCK EXCHANGE AGREEMENT

                            BRIA Communications Corp.

                            A New Jersey Corporation

                                        &

                 Tianrong Building Material Holdings, Ltd. Inc.

                               A Utah Corporation

                            STOCK EXCHANGE AGREEMENT

      This Stock Exchange Agreement ("Agreement") is entered into this 20th day of Decemebr, 1995 bey and between the purchaser BRIA Communication Corp., ("BRIA") a New Jersey corporaiton, and seller, Tianrong Building Materials Holdings Ltd., a Utah corporation ("Tianrong").

      WHEREAS, BRIA desires to acquire from Tianrong approximately Three Hundred Ninteen Thousand, One Hundred forty-nine (319,149) restricted shares of the common stock of Tianrong, in exchange for Three Hundered Seventy Thousand Three Hundred Seventy (370,370) shares of restricted shares of 370,370 common stock.

      NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows: 1. Exchange. BRIA will, in a tax free exchange, acquire from Tianrong, Three Hundred Nineteen Thousand, One Hundred Forty-nine (319,149) restricted shares of the common stock of Tianrong, valued as of December 15, 1995 at $.094 per share, in a tax free exchange wherein Tianrong shall acquire Three Hundred Seventy
Thousand Three Hundred Seventy (370,370) shares of restricted shares of BRIA common stock, valued as of December 15, 1995 at $0.81 per share of restricted BRIA common stock.

2. Exchange of Shares. On or before the closing date, set herein to be December 24, 1995, the above-mentioned shares are to be exchanged.

3. Termination. This Agreemnet may ber terminated at any time prior to the Closing Date:

      A.   By Tianrong or BRIA:

            (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental vbody which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in judgement of such Board of Directors made in good faithm and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by the Agreement; or

            (2) If the Closing shall have not ocurred prior to December 29, 1995, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

      B.   By Tianrong:

            (1) If BRIA shall fail to comply in any material respect with any of its or their covenenats or agreements contained in this Agreement or if any of the representatition or warranties of BRIA contained herein shall be inaccurate in any material respect; or

      C.   By BRIA:

            (1) If Tianrong shall fail to comply in any material respect with any of its covenenants or agreements contained in this Agreement of if any of the representation or warranties of Tianrong contained herein shall be inaccurate in any material respect;

      In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bearits own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and executio of the Agreement and the transactions herein contemplated.

4. Representations and Warranties of Tianrong. Tianrong hereby represents and warrants that effective this date and the Closing Date, the following representations are true and correct:

       A. Corporate Authority. Tianrong has the full corporate power and authority to enter this Agreement and to carry out the transactions cont4emplated by this Agreement. The Board of Directors of BRIA has duly authorized the execution, delivery and performance of this Agreement.

       B. Financial Statements. The latest 10-Q report ("Tianrong Financials") have been given to BRIA prior to closing.

       C. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Tianrong to which Tianrong is a party and has been duly authorized by all appropriated and necessary action.

       D. Innformation. The information concerning Tianrong as set forth in this Agreement and in the Tianrong Financials is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

       E. Deliverance of Shares. As of the Closing Date, the Tianrong Shares to be delivered to BRIA will be restricted and constitute valid and legally issued shares of Tianrong, fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of Tianrong restricted stock.

       F. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to Tianrong.

       G. Information. The information concerning Tianrong and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untreu statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

       H. Restricted Shares. The shares of BRIA common stock which are being acquired for Tianrong's own account and for investment and not with a view to the public resale or distribution thereof. Tianrong will not sell, transfer or otherwise dispose of athe BRIA Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the BRIA Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144")

            Tianrong acknowledges and understands that the BRIA Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available.

            Tianrong is fully aware of the applicable limitation on the resale of the BRIA Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "resticted securities" upon compliance with the requirements of such rule. If Rule 144 is available to Tianrong, Tianrong may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

            If a separate exemption from registration os available to Tianrong, such as Regulation S, Tianrong shall only make sales in accordance with the terms and conditions of that Regulation.

5.    Representations and Warranties of BRIA.

      BRIA hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

       A. Corporate Authority. BRIA has the full corporate power and authority to enter this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of BRIA has duly authorized the execution, delivery, and performance of this Agreement.

       B. Financial Statements. The latest 10-Q report ("BRIA Financials") have been given to Tianrong prior to closing.

       C. No Conflict With Other Instruments. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of BRIA to which BRIA is a party and has been duly authorized by all appropriated and necessary action.

       D. Innformation. The information concerning BRIA as set forth in this Agreement and in the BRIA Financials is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made in light of the circumstances under which they were made not misleading.

       E. Deliverance of Shares. As of the Closing Date, the BRIA Shares to be delivered to Tianrong will be restricted and constitute valid and legally issued shares of BRIA fully paid and non-assessable and equivalent in all respects to all other issued and outstanding shares of BRIA restricted stock.

       F. No Conflict with Other Instrument. The execution of this agreement will not violate or breach any document, instrument, agreement, contract or commitment material to BRIA.

       G. Information. The information concerning BRIA and set forth in this Agreement, is complete and accurate in all material respects and does not contain any untreu statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

       H. Restricted Shares. The shares of Tianrong common stock which are being acquired for BRIA's own account and for investment and not with a view to the public resale or distribution thereof. BRIA will not sell, transfer or otherwise dispose of the Tianrong Shares except in compliance with the Securities Act of 1933, as amended (the "Act"), and is aware the Tianrong Shares are "restricted securities" as that term is defined in Rule 144 of the General Rules and Regulations under the Act ("Rule 144")

            BRIA acknowledges and understands that the Shares are unregistered in reliance of Section 4(2) of the Act and must be held indefinitely unless they are subsequently registered under the Act or an exemption from such registration is available.

            BRIA is fully aware of the applicable limitation on the resale of the BRIA Shares. These restrictions for the most part are set forth in Rule 144. Rule 144 permits sales of "resticted securities" upon compliance with the requirements of such rule. If Rule 144 is available to BRIA, BRIA may make only routine sales of securities in limited amounts, in accordance with the terms and conditions of that Rule.

            If a separate exemption from registration os available to BRIA such as Regulation S, BRIA shall only make sales in accordance with the terms and conditions of that Regulation.

6. Closing. The Closing as herein referred to shall occur upon such date as the parties hereto may mutually agree upon, but is expected to be on or before December 24, 1995. At closing BRIA will deliver the BRIA Shares to Tianrong, and Tianrong shall deliver the Tianrong Shares to BRIA.

7. Conditions Precedent of Tianrong to Effect Closing. All obligations of Tianrong under this Agreement are subject to fullfillment prior to or as of the Closing Date, of each of the following conditions:

       A. The representations and warranties by or on behalf of BRIA contained in this Agreement or in any certificate or documents delivered to Tianrong pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such represenations and warranties were made at and as of such time.

       B.   BRIA  shall  have  performed  and  complied  with  all   coevenants,
            agreements and coditiions required by this Agreement to be performed or complied with by it prior to or at the Closing.

       C. All instruments and documents delivered to Tianrong pursuant to the provisions hereof shall be reasonably satisfacory to Tianrong's legal counsel.

8. Conditions Precedent of BRIA to Effect Closing. All obligations of BRIA under this Agreement are subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:

       A. The representations and warranties by or on behalf of Tianrong contained in this Agreement or in any certificate or documents delivered to BRIA pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such represenations and warranties were made at and as of such time.

       B. Tianrong shall have performed and complied with all coevenants, agreements and coditiions required by this Agreement to be performed or complied with by it prior to or at the Closing.

       C. All instruments and documents delivered to BRIA pursuant to the provisions hereof shall be reasonably satisfacory to BRIA's legal counsel.

9. Damages and Limit of Liabiility. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein whcih results in a failure to perform any obligation under this Agreement, ut onlt to the extent of the expenses incurred in connection with such breach or failfire to perform Agreement.

10. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and voenenats and agreements contained in this Agreement or at the Closing of the transactions herein providied for and not upon any investigation upon which it might have made or any represenations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

11. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indeminified Party) will promptly cause notice thereof to be delivered to the party from whom is sought (Indemnnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifyuing Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonable withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The indemnifying Party will notm in the defense of any such claim or litigation, consent to enty of any judgement or enter into any settlement without the written consent of the the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasnoable withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or enty of judgement.

12. Default at Closing. Notwithstanding the provisions hereof, if Tianrong shall fail or refuse to deliver any of the Tianrong Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by Tianrong and BRIA at its option and without predjudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to Tianrong.

13. Costs and Expenses. Tianrong and BRIA shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. Tianrong and BRIA have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

14. Notices. Any notice under this Agreement shall be deemed to have been sufficiently giv4en if sent by registered or certified mail, postage prepaid, addressed as follows:

      To BRIA:
      BRIA Communications Corp.
`     268 West 400 South, Suite 300
      Salt Lake City, UT 84101

      To Tianrong
      Tianrong Building Material Holdings, Ltd. Inc.
      268 West 400 South, Suite 300
      Salt Lake City, UT 84101

15.   Miscellaneous.

       A. Further Assurances. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such as may be reasonable request4d by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

       B. Waiver. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

       C. Brokers. Neither party has employed any brokers or finders with regard to this Agreement no disclosed herein.

       D. Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

       E. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

       F. Governing Law. This Agreement was negotiated and is being contracted for in the State of Utah, and shall be governed by the las of the State of Utah, notwithstanding any conflict-of-law provision to the contrary. Any suit, action or legal proceeding arising from or related to this Agreement shall be submitted for binding arbitration resolution to the American Arbitration Association, in Salt Lake City, Utah, pursuant to their Rules of Procedure or any other mutually agreed upon arbitrator. The parties atree to abide by decisions rendered as final and binding, and each party irrevocably and incondtionally consents to the in personam jurisdiction of such Courts in such suit, action or legal proceeding and waives any objection to the laying of venue in, or the jurisdiction of, said Courts.

       G. Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the partiesm their respective heirsm administrators, executors, successors, and assigns.

       H. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenenats, or conditions express or implied, other that s set forth here, have been made by any party.

       I. Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written

                           BRIA Communications Corp.


                           By:/S/ Richard Lifschutz
                           -------------------------



                           Tianrong Building Material Holdings Ltd., Inc.



                           By:/S/ Matt Veal
                           ----------------

                                    10 (i)(p)

                            STOCK PURCHASE AGREEMENT


      THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as of the 15th day of January, 1996, by an between OMAP Holdings Incorporated, a Nevada corporation (the"Company") , and BRIA Communications Corp., a New Jersey corporation (the "Purchaser").

                                    Recitals


      The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Two Thousand Eight Hundred Fifty Eight (2,858) shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to Purchaser in a private non-registered and non-exempt transaction at the purchase price of $10,000, or $3.50 per share, on the terms and conditions set forth below.

                                    Agreement

1. Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a certificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $3.50 per share for a total price of $10,000, cash (the "Purchase Price").

3. Representation and Warranties of Purchaser. Purchaser represents and warrants that:

      a.   Purchaser is an entity incorporated in the United States of America.

      b. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

      c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

      d. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

      e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences if investing in the Company.

      f. Purchaser recognizes that an investment in the securities of the Company involves a substantial risk and understands the risk factors related to the purchase of the Shares.

      g.   Purchaser understands that there may be no market for the Shares.

      h. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

      i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

           (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

           (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

      j. Purchaser understands that the certificate(s) evidencing the Shares will bear substantially the following legend:

                 "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the"Act"), nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, and/or pursuant to an opinion of counsel, satisfactory in form and substance to the Company, to the effect that such registration and qualification are not required."

      k. The Purchaser confers full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3(j) above to the certificate(s) representing the Shares.

      l. Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

      a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada.

      b. The Company has all necessary corporate power and authority under the laws of the State of Nevada and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of this Agreement.

      c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.    Survival   of    Representations,    Warranties   and    Covenants.    The
      representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.    Miscellaneous.

      a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

      b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

      c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

      d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

      IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

OMAP Holdings Incorporated ("Company")   BRIA Communications Corp. ("Purchaser")


/s/ James Tilton                               /s/ Richard Lifschutz
James Tilton, President                    Richard Lifschutz, President

                                    10 (i)(q)

                            STOCK PURCHASE AGREEMENT

      THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as of the 30th day of January, 1996, by an between OMAP Holdings Incorporated, a Nevada corporation (the"Company") , and BRIA Communications Corp., a New Jersey corporation (the "Purchaser").

                                    Recitals


      The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Six Thousand One Hundred Fifty Four (6,154) shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to Purchaser in a private non-registered and non-exempt transaction at the purchase price of $20,000, or $3.25 per share, on the terms and conditions set forth below.

                                    Agreement

1. Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a certificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $3.25 per share for a total price of $20,000, cash (the "Purchase Price").

3. Representation and Warranties of Purchaser. Purchaser represents and warrants that:

      a.   Purchaser is an entity incorporated in the United States of America.

      b. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

      c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

      d. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

      e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences if investing in the Company.

      f. Purchaser recognizes that an investment in the securities of the Company involves a substantial risk and understands the risk factors related to the purchase of the Shares.

      g.   Purchaser understands that there may be no market for the Shares.

      h. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

      i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

           (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

           (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

      j. Purchaser understands that the certificate(s) evidencing the Shares will bear substantially the following legend:

                "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the"Act"), nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, and/or pursuant to an opinion of counsel, satisfactory in form and substance to the Company, to the effect that such registration and qualification are not required."

      k. The Purchaser confers full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3(j) above to the certificate(s) representing the Shares.

      l. Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

      a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada.

      b. The Company has all necessary corporate power and authority under the laws of the State of Nevada and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of this Agreement.

      c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.    Survival   of    Representations,    Warranties   and    Covenants.    The
      representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.    Miscellaneous.

      a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

      b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

      c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

      d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

      IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

OMAP Holdings Incorporated ("Company")   BRIA Communications Corp. ("Purchaser")


/s/ James Tilton                               /s/ Richard Lifschutz
James Tilton, President                    Richard Lifschutz, Presiden

                                    10 (i)(r)

                            STOCK PURCHASE AGREEMENT


      THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as of the 9th day of February, 1996, by an between OMAP Holdings Incorporated, a Nevada corporation (the"Company") , and BRIA Communications Corp., a New Jersey corporation (the "Purchaser").

                                    Recitals


      The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Eight Thousand Five Hundred Seventy Two (8,572) shares of the Company's common stock, par value $0.0001 per share (the "Shares"), to Purchaser in a private non-registered and non-exempt transaction at the purchase price of $30,000, or $3.50 per share, on the terms and conditions set forth below.

                                    Agreement

1. Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a certificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $3.50 per share for a total price of $30,000, cash (the "Purchase Price").

3. Representation and Warranties of Purchaser. Purchaser represents and warrants that:

      a.   Purchaser is an entity incorporated in the United States of America.

      b. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

      c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

      d. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

      e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences if investing in the Company.

      f. Purchaser recognizes that an investment in the securities of the Company involves a substantial risk and understands the risk factors related to the purchase of the Shares.

      g.   Purchaser understands that there may be no market for the Shares.

      h. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

      i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

           (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

           (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

      j. Purchaser understands that the certificate(s) evidencing the Shares will bear substantially the following legend:

                "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the"Act"), nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, and/or pursuant to an opinion of counsel, satisfactory in form and substance to the Company, to the effect that such registration and qualification are not required."

      k. The Purchaser confers full authority upon the Company (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3(j) above to the certificate(s) representing the Shares.

      l. Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make an appropriate notation on its transfer records of the restrictions applicable to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

      a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada.

      b. The Company has all necessary corporate power and authority under the laws of the State of Nevada and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of this Agreement.

      c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5.    Survival   of    Representations,    Warranties   and    Covenants.    The
      representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.    Miscellaneous.

      a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

      b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

      c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

      d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

      IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

OMAP Holdings Incorporated ("Company")   BRIA Communications Corp. ("Purchaser")


/s/ James Tilton                               /s/ Richard Lifschutz
James Tilton, President                    Richard Lifschutz, President

                                    10 (i)(s)

                            STOCK PURCHASE AGREEMENT


         THIS STOCK PURCHASE AGREEMENT ("Agreement") is made effective as od the 28th day of September 1995, by and between BRIA Communications Corp., a New Jersey corporation (the"Company"), and Tinarong Building Material Holdings, Ltd., a Utah corporation (the "Purchaser").

                                    Recitals

         The Company desires to sell and transfer, and Purchaser desires to purchase and acquire, Fourty Thousasn (40,000) shares of Company's common stock, par value $0.001 per share (the "Shares"), to Purchaser in a private non-registered and nonexempt transaction at the purchase price of $0.25 per share on the terms and conditions set forth below.

                                    Agreement


1. Sale of Shares. The Company agrees to issue the Shares to Purchaser, and Purchaser agrees to purchase the Shares from the Company. Immediately after the Company receives a duly executed copy of this Agreement and payment of the purchase price as set forth in Section 2 herein, it will cause its agent to deliver a ceritificate for the Shares to Purchaser.

2. Purchase Price. The purchase price for the Shares is $0.25 per share for a total price of $10,000 cash (the "Purchase Price").

3. Representations and Warranties of Purchaser. Purchaser represents and warrants that:

                  a. Purchaser is an entity incorporated in the United States of America.

                  b. Purchaser is acquireing the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that the Shares have not been registered under the Act and are being issued as "restricted stock" within the meaning of Rule 144 promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act ("Rule 144"). Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in Rule 144 or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

                  c. Purchaser has received all of the information it considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business, affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions regarding the Company and the terms and conditions of the offering of the Shares and receive such answers from the Company, its officers, directors and other representatives. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense necessary to verify the accuracy of the information furnished.

                  d. Purchaser has such knowledge and expertise in financial business matters that it is capable of evaluating the merits and substantial risks of an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

                  e. Purchaser is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax an legal advisors with respect to any tax consequences of investing in the Company.

                  f. Purchaser recognizes that an investment in the sercurities of the Company involves substantial risk and understands the risk factors related to the purchase of the Shares.

                  g. Purchaser understands that theremay be no market for the Shares.

                  h. Purchaser's financial condition is such that Purchaser is under no present or contemplated furute need to dispose of any portion of Shares to satisfy any existing or contemplated undertaking, need or indebtedness.

                  i. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

                           (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

                           (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purhcaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

                 j.        Purchaser    understand   that   the   certificate(s)
                           evidenceing the Shares will bear substantially the following legend:

                                    "The  securities  evidences  hereby have not
                                    been registered  under the Securities Act of
                                    1933, as amendend (the "Act"), nor qualified
                                    under the securities laws of any states, and
                                    have been issued in reliance upon exemptions
                                    from such registration and qualification for
                                    nonpublic offerings.  Accordingly, the sale,
                                    transdfer, pledge,  hypothecation,  or other
                                    disposition  of any such  securities  or any
                                    interest  therein  may  not be  accomplished
                                    except pursuant to an effective registration
                                    statement  under  the Act and  qualification
                                    under   applicable  State  securities  laws,
                                    and/or  pursuant  to an option of  counsel ,
                                    satisfactory  in form and  substance  to the
                                    Company,    to   the   effect    that   such
                                    registration  and   qualification   are  not
                                    required."

                 k.        The Purchaser confers full authority upon the Company
                           (i) to instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and (ii) to affix the legend in Section 3 (j) above to the to the certificates(s) representing the Shares.

                 l. Purchaser understands that the Company is relying upon Purchaser's representations and warranies as contained in this Agreement in consummating the sale and transfer of the Shares without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the Company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement. Purchaser further understands that the Company will make a appropriate notation on its transfer record of the restriction application to these Shares.

4. Representations and Warranties of the Company. The Company represents and warrants that:

                 a. The Company is a corporation duly organized, validly existing under the laws of the State of New Jersey.

                 b. The Company has all necessary corporate power and authority under the laws of the State of New Jersey and all other applicable provisions of law to own its properties and other assets it now owns, to carry on its business as is now conducted, and to execute and deliver and carry out the provisions of the Agreement.

                 c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. upon execution and delivery, this Agreement will constiture a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

5. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

6.       Miscellaneous.

                 a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not effect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

                 b. This Agreement shall be binding upon and insure to the benefit of the parties and their respective hirs, legal representatives, successors and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

                 c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares, and may not be modified or amended except in writing signed by both parties.

                 d. No term or condition of this Agreement shalll be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.

Tianrong Building Material Holdings, Ltd.         BRIA Communications Corp.
        ("Purchaser")                                     ("Company")


/s/ Mathew A. Veal                                       /s/ Richard Lifschutz
--------------------------                      -------------------------------
Matthew A. Veal, Vice-President                   Richard Lifschutz, President