Form 10QSB
period 1996-03-31
BRIA COMMUNICATIONS CORP
filed 1996-10-25
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X]    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the quarterly period ended March 31, 1996

  [ ]     Transition report under Section 13 or 15(d) of the Securities Exchange
Act   of   1934   (No   fee   required)   for   the   transition   period   from
____________________ to _____________________



Commission file number: Q-2549



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


                                    Yes __  No XX

The number of shares outstanding of the issuer's common stock ($0.01 par value), as of October 23, 1996 was 13,649,256.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............ 4


                                     PART II

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS ....................................................7

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to BRIA Communications Corporation and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended March 31, 1996 and statements of operations for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-5 and incorporated herein by this reference.

                [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK.]

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS

                                                         Unaudited
                                                          March 31   December 31
                                                            1996          1995
                                                        ------------   ---------

                                ASSETS
CURRENT ASSETS:
    Cash .............................................     $    235     $ 82,398
    Accounts receivable - related party ..............        4,000          239
    Inventory ........................................         --           --

                                                           --------     --------
                    TOTAL CURRENT ASSETS .............        4,235       82,637
                                                           --------     --------

PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment ..........................         --           --
    Leasehold improvements and other equipment .......         --           --
                                                           --------     --------

        Total Property and Equipment .................         --           --
    Less accumulated depreciation ....................         --           --
                                                           --------     --------

              NET PROPERTY AND EQUIPMENT .............         --           --
                                                           --------     --------

OTHER ASSETS
    Investments ......................................      404,445      344,445
    Media Credits ....................................      173,466      173,466
                                                           --------     --------

                      TOTAL OTHER ASSETS .............      577,911      517,911
                                                           --------     --------

                                                           $582,146     $600,548
                                                           ========     ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable - officers and directors ........   $    63,465    $    63,465
    Accounts payable ..............................       726,735        757,202
    Other current liabilities .....................       141,412        135,506
                                                      -----------    -----------

               TOTAL CURRENT LIABILITIES ..........       931,612        956,173
                                                      -----------    -----------

LONG-TERM DEBT - NET OF CURRENT PORTION
    Long-term capital leases ......................          --             --
                                                      -----------    -----------

STOCKHOLDERS'  DEFICIT:
    Common stock:
        Class A, $.001 par value, shares issued and
          outstanding, 6,936,954 and 6,798,186 ....   $     6,937    $    6,798
        Class B $.001 par value, shares issued and
          outstanding, 213,440 (convertible into
           Class A shares) ........................           213           213
    Capital in excess of par value ................     7,117,464     7,054,544
    Accumulated deficit ...........................    (7,474,080)   (7,417,180)

                                                      -----------    -----------
                 TOTAL STOCKHOLDERS' DEFICIT ......      (349,466)     (355,625)
                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......   $   582,146    $  600,548
                                                      ===========    ===========

      See accompanying notes to unaudited condensed finnacial statements.

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                   -----------------------------
                                                     March 31          March 31
                                                       1996              1995
                                                   ------------    ------------

REVENUE .....................................   $          --       $       --
                                                    -----------    ------------

COSTS AND EXPENSES:
     Cost of sales ..........................              --              --
     Selling, general and administrative ....            56,900         135,261
     Interest ...............................              --              --
                                                    -----------    ------------

                                                         56,900         135,261
                                                    -----------    ------------

LOSS BEFORE EXTRAORDINARY ITEMS:

NET LOSS ....................................   $      (56,900    $    (135,261)
                                                    ===========    ============

NET LOSS PER SHARE: .........................   $         (0.02)         (0.05)

AVERAGE COMMON SHARES OUTSTANDING ...........         6,878,606       5,422,731

      See accompanying notes to unaudited condensed financial statements.

                                                   BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 For the three months ended
                                                                                   March 31         March 31
                                                                                     1996             1995
                                                                                ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................................       $   (56,900)        $  (135,261)
                                                                                     ---------          ---------

   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Common stock issued for services and debt ...........................            63,059               --
      (Increase) decrease in accounts receivable ..........................            (3,761)              --
      Increase (decrease) in accounts payable .............................           (30,467)              --
      Increase (decrease) in accrued liabilities ..........................             5,906            135,202
                                                                                     ---------          ---------

                                   Total adjustments ......................            34,737            135,202
                                                                                     ---------          ---------

    Net cash provided (used) by operating activities ......................         $ (22,163)         $     (59)
                                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash payments for the purchase of investment securities ................           (60,000)              --
   Cash proceeds from the sale of property ................................              --                 --
                                                                                     ---------          ---------

    Net cash provided (used) by investing activities ......................         $ (60,000)         $    --
                                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and
     issuance of additional shares ........................................              --                 --
   Repayment of debt ......................................................              --                 --
                                                                                    ---------          ---------

    Net cash provided (used) by financing activities ......................         $    --            $    --
                                                                                    ---------          ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
   Cash, beginning ........................................................            82,398                166
                                                                                    ---------          ---------

   Cash, ending ...........................................................         $     235          $     107
                                                                                    =========          =========

      See accompanying notes to unaudited condensed financial statements.

                         BRIA COMMUNICATIONS CORPORATION
                     (FORMERLY METALLURGICAL INDUSTRIES INC)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1995. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1996.

2.       Changes in Common Stock

         During the first quarter of 1996, the Company continued to rely on the consulting services provided by Canton Financial Services Corporation ("CFS"), who billed the Company $31,573 for services rendered in the same period. The Company issued 116,863 restricted shares of its Class A Common Stock to settle December 1995 - February 1996 consulting fees owed to CFS totaling $58,432. As of March 31, 1996, the Company was indebted to CFS for services rendered in the amount of $5,907. In addition, the Company issued 21,905 restricted shares of its Class A Common Stock valued at $4,627 to two consultants for services rendered.

3.       Changes in Investment Securities

         During January and February 1996, the Company acquired 17,584 restricted shares of the common stock in OMAP Holdings Incorporated, a Nevada Corporation, through three separate transactions. The Company paid $60,000 in cash for the OMAP shares.

4.       Subsequent events

         On April 1, 1996, the Company renewed its Consulting Agreement with CFS. CFS assists the Company in preparing the necessary documentation to raise capital, finding new business operations, and conducting public and investor relations. According to the Consulting Agreement, the Company pays CFS a monthly fee of $20,000 or, if higher, the fee for services actually rendered to the Company during the month. The Company can pay the consulting fee either in cash or through the issuance of restricted shares of its Class A Common Stock.

         On May 6, 1996, the Company rescinded the December 8, 1995 Stock Exchange Agreement between the Company and AltaChem Group, Inc. ab initio, or from the beginning. This rescission was accomplished pursuant to a Rescission of Stock Exchange Agreement and Release of all Claims signed that day. Pursuant to the Rescission Agreement, the Parties released one another from all claims potentially stemming from the Stock Exchange Agreement. The primary reason for the rescission was AltaChem's failure to deliver to the Company audited financial statements and a schedule of assets within 180 days, as required by the Stock Exchange Agreement. This delinquency constituted a material breach of the Stock Exchange Agreement and made it impossible for the Company to stay current in its SEC filings.

         On May 31, 1996, Aster De Schrijver resigned as chairman of the board of directors and Jane Zheng resigned as secretary, treasurer and director. On June 24, 1996, James Tilton resigned as chief executive officer and director. None of the directors had any disagreements with the Company or its management at the time of their respective resignations.

         On June 7, 1996, the board of directors appointed Harry Tilton, Matthew Veal and Shirley Tarantino as directors. These three individuals were appointed to help the Company organize its management and restructure its Bylaws. After accomplishing these goals, they resigned as directors of the Company on June 19, 1996. On June 27, 1996, Isaac Lifschutz and Wendall Hall were appointed as directors of the Company.

         On July 11, 1996, the Company entered into an agreement with CyberMalls, Inc. ("CyberMalls"), a wholly-owned subsidiary of CFS. Pursuant to the agreement, the Company purchased Cyber Football Inc., a Nevada Corporation ("CFI"). With the assistance of CyberMalls, CFI will design and build a virtual mall, CyberFootball, which will be focused on the sport of football. CFI will also continue to provide the Company with ongoing maintenance of the virtual mall. The Company acquired CFI by issuing 1,875,000 shares of its Class A Common Stock valued at $0.375 per share to CyberMalls and agreeing to pay additional future consideration which is contigent on the success of CyberFootball. In exchange, CFI will issue 9,101,019 shares of its restricted common stock to the Company which amounts to 90.1% of the issued and outstanding shares of CFI.

         In addition, the Company and CFI entered into a Financial Consulting Agreement with CFS. Pursuant to the Agreement, CFS will provide its best efforts to assist CFI in becoming a self sufficient, fully reporting public company under the Securities and Exchange Act of 1934. In exchange, the Company will issue $150,000 worth of its free trading Class A Common Stock to CFS on behalf of CFI.

         On September 10, 1996, the Company acquired Kingslawn Offset, Inc., a New York corporation which owns and manages a printing business. In exchange for acquiring all of Kingslawn's issued and outstanding capital stock, the Company issued 2,000,000 restricted shares of its Class A Common Stock valued at $0.75 per share. Kingslawn's president and principal shareholder was also granted a $500,000 lien on all equipment and fixtures in Kingslawn's possession as of September 10, 1996. This lien is convertible at the holders' option into the Company's Class A Common Stock at $0.75 per share.

5.       Additional footnotes included by reference

         Except as indicated in Notes 1-4 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         BRIA Communications Corporation, a New Jersey corporation hereafter referred to as the "Company," was originally involved in the repair of aircraft turbines and engine components and the purchasing, processing and selling of special refractory metals. All active operations in such industries ceased in June 1994, an event that significantly affected the Company's performance. The Company then changed its focus to searching for suitable merger or acquisition candidates.

         The Company acquired AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"), as its subsidiary through a Stock Exchange Agreement on December 8, 1995. AltaChem is a chemical company which manufactures and markets a one-component polyurethane foam compound and related products used to dispense that chemical. On May 8, 1996, the Stock Exchange Agreement between the Company and AltaChem was rescinded ab initio or from the beginning. AltaChem was the Company's only operating subsidiary during the first fiscal quarter of 1996. For more information of the rescission of the AltaChem acquisition, see the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

         As a result of the rescission of the AltaChem Agreement, the Company did not realize any revenue during the part of the fiscal year or the interim period covered by this report.

Plan of Operations

         After the rescission of the AltaChem Agreement and subsequent to the end of the first fiscal quarter, the Company shifted its focus toward merging with or acquiring suitable business entities.

         On  July  11,  1996,  the  Company   entered  into  an  agreement  with
CyberMalls, Inc. ("CyberMalls"), a Utah corporation wholly owned by Canton Financial Services Corporation ("CFS"). Pursuant to the agreement the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI") . CFI is a developmental stage company whose business plan involves developing a virtual mall on the Internet focused on the sport of football. The Company acquired CFI by issuing 1,875,000 shares of its Class A Common Stock valued at .375(cent) per share to CyberMalls. In exchange, CFI issued 9,101,019 restricted shares of its Common Stock to the Company which reflects approximately 90.1% of the authorized, issued and outstanding capital stock of CFI. CFI also issued a Promissory Note in favor of CyberMalls in the amount of $11,500,000 bearing interest of 9% per annum to be payable in three (3) years from the date of the Agreement. The Note is secured by the CyberFootball trademark and domain rights. The Company is guarantor of the Note with such guarantee secured only by 100% of the Company's interest in CFI's Common Stock. The Company also agreed to pay additional future consideration to CyberMalls, with such consideration being contingent on the future revenues of CFI.

         Although CFI is not currently operational, the Company is actively soliciting vendors to place shops in the virtual mall. Once vendors are located, the Company will enter into individual lease contracts and design advertising web pages to meet the needs of its vendors. The Company expects to begin leasing the shops in the next two to three months. However, no assurances can be given that vendors will be located or that if they are located that they will result in a profitable venture for the Company. The Company is also considering expanding the focus of its virtual mall to include other sports in addition to football and changing the name of the mall to reflect its expanded focus.

         On September 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of Kingslawn Offset, Inc., a New York corporation engaged in the printing of full color catalogs, sales sheets, and other publications ("Kingslawn"). In exchange for acquiring all of Kingslawn's stock, the Company issued 2 million restricted shares of its Class A Common Stock valued at $0.75 per share. Kingslawn's President and principal shareholder was also granted a $500,000 lien on all equipment and fixtures in Kingslawn's possession as of September 10, 1996. This lien is convertible at the holder's option into the Company's Class A Common Stock at $0.75 per share. Accordingly, Kingslawn became a wholly owned subsidiary of the Company.

         The Company acquired Kingslawn with the intention of expanding Kingslawn's current printing operations. The Company intends to raise capital on behalf of Kingslawn to help it purchase additional equipment and increase production. The Company can provide no assurances that it will be able to profitably expand such operations. Additionally, the Company and Kingslawn are considering the Company's possible acquisitions of other subsidiaries to complement Kingslawn's business, although no such assurances can be given that any of the acquisitions will be made, or if made that they will be successful or profitable.

         While maintaining its quest for suitable merger or acquisition candidates the Company also actively pursued several investor transactions to help increase its consolidated revenues. Toward that end, the Company entered into three separate Agreements with OMAP Holdings, Inc., a Nevada corporation ("OMAP") between January 15, 1996 and February 9, 1996. At that time OMAP was also an affiliate of the Company. Pursuant to the Agreements, the Company purchased an aggregate of 17,584 shares of OMAP Common Stock for $60,000. At the time such Agreements were entered, James Tilton, Aster De Schrijver and Jane Zheng were officers and directors of the Company and OMAP. Accordingly, these Agreements may be deemed to have been not negotiated at arm's length, although the Company believes that they were valued and executed pursuant to acceptable business practices.

          The Company also entered into two separate Stock Exchange Agreements with TAC, Inc., a Utah corporation, ("TAC") during September 1996. Pursuant to the Agreements the Company acquired an aggregate of 500,000 restricted shares of TAC's Common Stock in exchange for issuing 2.5 million shares of the Company's Class A Common Stock, restricted pursuant to Rule 144 under the Securities Act of 1933.

         The Company continues to search for appropriate business opportunities, including businesses which the Company can acquire as operating subsidiaries. The Company's goal is to acquire assets which will increase the Company's consolidated revenues and complement the Company's existing business. The Company is conducting preliminary negotiations with various entities, all of which are designed to lead to further acquisitions or mergers by the Company. However, the Company has not entered into any agreements with these entities and no assurances can be given that any current negotiation will result in any material business opportunity. In addition, due to the Company's limited cash position, it is likely the Company will have to tender shares of its Common Stock as consideration for any acquisition or merger. Such an exchange of the Company's Common Stock would dilute the existing ownership position of current shareholders. The Company intends to satisfy its short term cash requirements through the future revenues generated from its newly acquired subsidiaries. Although, the Company can provide no assurances that it will be able to generate revenues to meet such expenses.

          To further help it find appropriate business opportunities, the Company has employed the services of CFS. CFS provides business services to the Company including administrative, accounting, and shareholder relations work. CFS also leases office space to the Company. Originally retained in May 1995, CFS is currently rendering services to the Company pursuant to an April 1, 1996 Consulting Agreement (the "Consulting Agreement"). According to the Consulting Agreement, the Company is obligated to pay CFS a monthly consulting fee equaling $20,000 or the actual cost of services rendered by CFS if such cost exceeds $20,000. The fee is payable either in cash or in restricted shares of the Company's Common Stock valued at the lower of one-half (1/2) the closing bid price on the last day of the month in which services are rendered to the Company or on the day the Common Stock is actually issued to CFS. CFS is an affiliate of CyberMalls. During the first quarter of 1996, the Company issued 116,836 restricted shares of Common Stock to CFS in consideration for consulting services rendered. CFI has entered into a separate Consulting Agreement with CFS by which CFS will provide its best efforts to assist CFI in becoming a viable public entity.

         The Company has also retained another consultant to help the Company discover potential business opportunities in Europe. Pursuant to a June 25, 1996, Consulting Agreement, the Company issued 1,000,000 shares of the Company's Class A Common Stock to the consultant Wilfried Martens for past consulting services and additional consulting services to be performed in the future. The term of the Consulting Agreement is one year.

         The Company has no full time employees and has no current plans to increase or decrease its current staff. However, pursuant to its Consulting Agreements with CFS and CyberMalls, it receives consulting, administrative and other services as needed for its development. CFS employs approximately 40 full-time employees and independent consultants, many of whom have rendered services to the Company. CyberMalls' staff includes 23 employees and Kingslawn Offset has a staff of 5 employees. The Company does not currently own an operations plant or equipment and does not have plans to purchase same.

                                     PART II

ITEM 5.           OTHER INFORMATION

         As a result of the the AltaChem rescission, the Company experienced several changes in control. On May 31, 1996, Aster De Schrijver resigned as chairman of the board of directors and Jane Zheng resigned as secretary, treasurer and director. On June 24, 1996, James Tilton resigned as chief executive officer and director. None of the directors had any disagreements with the Company or its management at the time of their respective resignations.

         On June 7, 1996, the board of directors appointed Harry Tilton, Matthew Veal and Shirley Tarantino as directors. These three individuals were appointed to help the Company organize its management and restructure its Bylaws. After accomplishing these goals, they resigned as directors of the Company on June 19, 1996. On June 27, 1996, Isaac Lifschutz and Wendell Hall were appointed as directors of the Company. However, on October 17, 1996, Wendell Hall resigned as a director of the Company. Mr. Hall's resignation does not reflect any disagreements with the Company or its management and the Company has not appointed another director in his place.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is herein incorporated by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the period for which this report is being filed:


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this TH day of October 1996.

         BRIA Communications

         /s/ Richard Lifschutz
         ---------------------
         Richard Lifschutz

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date


/s/ Richard Lifschutz
--------------------      President and Director                October 22, 1996
Richard Lifschutz

/s/ Isaac Lifschutz       Treasurer, Secretary and Director     October 22, 1996
---------------
Isaac Lifschutz

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NUMBER    NUMBER                                  DESCRIPTION
 3(a)       *            Articles of Incorporation  of  the  Company,  filed  as
                         Exhibit 3(i) to Registrant's  Registration Statement on
                         Form S-4 filed June 2, 1990, as amended.


 3(b)      *             Bylaws  of the  Company,  filed  as  Exhibit  3(ii)  to
                         Registrant's  Registration  Statement on Form S-4 filed
                         June 2, 1990, as amended.


10(i)(a)   **            Purchase  Agreement  between  the  Company  and Turner,
                         Turner &  Associates,  Richard  H.  Turner,  Robert  E.
                         Turner and Sherry Ruxer effective June 30, 1995, filed as Exhibit 10 to Registrant's Form 8-K Current Report dated September 26, 1995.


10(i)(b)  ***            Rescission  Agreement  between the  Company,  Robert E.
                         Turner,  Richard H. Turner,  and Sherry L. Ruxer signed
                         February 21, 1996 attached hereto.


          * Incorporated herein by reference from the Company's Form 10-KSB filed with the Commission on August 23, 1994.

          ** Incorporated herein by reference from the Company's Form 8-K Current Report dated September 26, 1995.

         *** Incorporated herein by reference from the Company's Form 10-KSB for period ended June 30, 1995, filed with the Commission on June 15, 1996.