Form 10QSB
period 1996-06-30
BRIA COMMUNICATIONS CORP
filed 1996-10-25
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X]    Quarterly report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the quarterly period ended June 30, 1996

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ............4


                                     PART II

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

         SIGNATURES............................................................7

         INDEX TO EXHIBITS.....................................................8

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to BRIA Communications Corporation and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended June 30, 1996 and income statements and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-4 and incorporated herein by this reference.

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS

                                                         Unaudited
                                                          June 30    December 31
                                                           1996         1995
                                                           -------   --------

                                                ASSETS
CURRENT ASSETS:
    Cash .............................................     $    180     $ 82,398
    Accounts receivable - related party ..............        4,000          239
    Inventory ........................................         --           --

                                                           --------     --------
                       TOTAL CURRENT ASSETS ..........        4,180       82,637
                                                           --------     --------

PROPERTY AND EQUIPMENT, at cost:
    Machinery and equipment ..........................         --           --
    Leasehold improvements and other equipment .......         --           --
                                                           --------     --------

        Total Property and Equipment .................         --           --
    Less accumulated depreciation ....................         --           --
                                                           --------     --------

                 NET PROPERTY AND EQUIPMENT ..........         --           --
                                                           --------     --------

OTHER ASSETS
    Investments ......................................      404,445      344,445
    Media Credits ....................................      176,748      173,466
                                                           --------     --------

                         TOTAL OTHER ASSETS ..........      581,193      517,911
                                                           --------     --------

                                                           $585,373     $600,548
                                                           ========     ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable - officers and directors ........   $    63,465    $   63,465
    Accounts payable ..............................       727,702       757,202
    Other current liabilities .....................       175,878       135,506
                                                      -----------    -----------

                  TOTAL CURRENT LIABILITIES .......       967,045       956,173
                                                      -----------    -----------

LONG-TERM DEBT - NET OF CURRENT PORTION
    Long-term capital leases ......................          --             --
                                                      -----------    -----------

STOCKHOLDERS'  DEFICIT:
    Common stock:
        Class A, $.001 par value, shares issued and
          outstanding, 8,107,831 and 6,798,186 ....   $     8,108    $    6,798
        Class B, $.001 par value, shares issued and
          outstanding, 213,440 (convertible
           into Class A shares) ...................           213           213
    Capital in excess of par value ................     7,339,506     7,054,544
    Accumulated deficit ...........................    (7,729,499)   (7,417,180)

                                                      -----------    -----------
                  TOTAL STOCKHOLDERS' DEFICIT .....      (381,672)     (355,625)
                                                      -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......   $   585,373    $  600,548
                                                      ===========    ===========

      See accompanying notes to unaudited condensed financial statements.

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended             Six Months Ended
                                                            ------------------------------  ------------------------
                                                             June 30         June 30       June 30           June 30
                                                              1996            1995           1996              1995
                                                        ----------------  ----------------  -------------  ------------

REVENUE ............................................    $      --       $      --       $      --       $      --
                                                          -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
     Cost of sales .................................           --              --              --              --
     Selling, general and administrative ...........        255,419          59,902         312,319         195,164
     Interest ......................................           --              --              --              --
                                                         -----------     -----------     -----------     -----------

                                                            255,419          59,902         312,319         195,164
                                                         -----------     -----------     -----------     -----------

LOSS BEFORE EXTRAORDINARY ITEMS:

NET LOSS ...........................................    $  (255,419)     $ (59,902)      $ (312,319)     $ (195,164)
                                                         ===========     ===========     ===========     ===========

NET LOSS PER SHARE: ................................    $     (0.03)    $     (0.02)    $     (0.04)    $     (0.07)

AVERAGE COMMON SHARES OUTSTANDING ..................      7,304,119       2,999,207       7,090,505       2,904,901

      See accompanying notes to unaudited condensed financial statements.

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                     For the six months ended
                                                    June 30          June 30
                                                      1996             1995
                                               ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................   $(312,319)   $(195,164)
                                                         ---------    ---------

   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Common stock issued for services and debt ......     282,991         --
      (Increase) decrease in accounts receivable .....      (3,761)        --
      Increase (decrease) in accounts payable ........     (29,500)        --
      Increase (decrease) in accrued liabilities .....      40,371      195,085
                                                         ---------    ---------

                               Total adjustments .....     290,101      195,085
                                                         ---------    ---------

                         Net cash provided (used)
                          by operating activities ....   $ (22,218)   $     (79)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash payments for the purchase
    of investment securities .........................     (60,000)        --
   Cash proceeds from the sale of property ...........        --           --
                                                         ---------    ---------

                    Net cash provided (used)
                    by investing activities ..........   $ (60,000)   $    --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and
     issuance of additional shares ...................        --           --
   Repayment of debt .................................        --           --
                                                         ---------    ---------

                    Net cash provided (used)
                    by financing activities ..........   $    --      $    --
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
   Cash, beginning ...................................      82,398          166
                                                         ---------    ---------

   Cash, ending ......................................   $     180    $      87
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

2.        Renewal  of  Consulting   Agreement  with  Canton  Financial  Services
Corporation

         On April 1, 1996, the Company renewed its Consulting Agreement with Canton Financial Services Corporation, a Nevada corporation ("CFS"). CFS assists the Company in preparing the necessary documentation to raise capital, finding new business operations, and conducting public and investor relations. According to the Consulting Agreement, the Company pays CFS a monthly fee of $20,000 or, if higher, the fee for services actually rendered to the Company during the month. The Company can pay the consulting fee either in cash or through the issuance of restricted shares of its Class A Common Stock.

3.       Subsequent events

         On July 11, 1996, the Company entered into an agreement with CyberMalls, Inc. ("CyberMalls"), a wholly-owned subsidiary of CFS. Pursuant to the agreement, the Company purchased Cyber Football Inc., a Nevada Corporation ("CFI"). With the assistance of CyberMalls, CFI will design and build a virtual mall, CyberFootball, which will be focused on the sport of football. CFI will also continue to provide the Company with ongoing maintenance of the virtual mall. The Company acquired CFI by issuing 1,875,000 shares of its Class A Common Stock valued at $0.375 per share to CyberMalls and agreeing to pay additional future consideration which is continent on the success of CyberFootball. In exchange, CFI will issue 9,101,019 shares of its restricted common stock to the Company which amounts to 90.1% of the issued and outstanding shares of CFI.

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

4.       Additional footnotes included by reference

         Except as indicated in Notes 1-3 above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Therefore, those footnotes are included herein by reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


         BRIA Communications Corporation, a New Jersey corporation hereafter referred to as the "Company" was originally involved in the repair of aircraft turbines and engine components and the purchasing, processing and selling of special refractory metals. All active operations in such industries ceased in June 1994, an event that significantly affected the Company's performance. The Company then changed its focus to searching for suitable merger or acquisition candidates.

Plan of Operation

         The Company acquired AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"), as its subsidiary through a Stock Exchange Agreement on December 8, 1995. AltaChem is a chemical company which manufactures and markets a one-component polyurethane foam compound and related products used to dispense that chemical. On May 8, 1996, the Stock Exchange Agreement between the Company and AltaChem was rescinded ab initio or from the beginning. AltaChem was the Company's only operating subsidiary during the second fiscal quarter of 1996. For more information of the rescission of the AltaChem acquisition, see the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

         As a result of the rescission of the AltaChem Agreement, the Company did not realize any revenue during the part of the fiscal year or the interim period covered by this report.

         After the rescission of the AltaChem Agreement and subsequent to the end of the second fiscal quarter, the Company shifted its focus toward merging with or acquiring suitable business entities.

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

          While maintaining its quest for suitable merger or acquisition candidates, the Company also actively pursued several investor transactions to help increase its consolidated revenues. Toward that end, the Company entered into two separate Stock Exchange Agreements with TAC, Inc., a Utah coporation, ("TAC") during September 1996. Pursuant to the Agreements the Company acquired an aggregate of 500,000 restricted shares of TAC's Common Stock in exchange for issuing 2.5 million shares of the Company's Class A Common Stock, restricted pursuant to Rule 144 of the Securities Act of 1933.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is herein incorporated by reference.

(b) Reports on Form 8-K. On September 26, 1995, the Company filed a Form 8-K to report its acquisition of patents from Turner, Turner & Associates pursuant to a June 30, 1995 Purchase Agreement (the Purchase Agreement was later rescinded). No financial statements were required to be filed with that report since the Company acquired assets only and not an ongoing business.


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

Signature                        Title                               Date



/s/ Richard Lifschutz       President and Director              October 22, 1996
---------------------
Richard Lifschutz




/s/ Isaac Lifschutz         Treasurer, Secretary and Director   October 22, 1996
-------------------
Isaac Lifschutz

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