Form 10QSB
period 1996-09-30
BRIA COMMUNICATIONS CORP
filed 1996-11-20
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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


                                    Yes XX  No


The number of shares outstanding of the issuer's common stock ($0.001 par value), as of October 31, 1996 was 13,649,256.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ............4


                                     PART II

ITEM 5.  OTHER INFORMATION ....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................... 6

         SIGNATURES............................................................7

         INDEX TO EXHIBITS.................................................... 8

                                     PART I



ITEM 1.           FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to BRIA Communications Corporation and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-4 and incorporated herein by this reference.



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO  FINANCIAL STATEMENTS                                           PAGE

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Condensed Notes to Financial Statements.....................................F-4

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      Unaudited
                                                     September 30    December 31
                                                        1996             1995
                                                   --------------   ------------

                                     ASSETS
CURRENT ASSETS:
     Cash .....................................     $     7,641      $    82,398
     Accounts receivable - trade ..............         104,000              239
     Inventory ................................          20,000             --
     Prepaid expenses .........................           1,900             --
                                                    -----------      -----------

             TOTAL CURRENT ASSETS .............         133,541           82,637
                                                    -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment ..................         141,930             --
     Less accumulated depreciation ............         (94,006)            --
                                                    -----------      -----------

             NET PROPERTY AND EQUIPMENT .......          47,924             --
                                                    -----------      -----------

OTHER ASSETS
     Investment Securities ....................         920,135          344,445
                                                    -----------      -----------

             TOTAL OTHER ASSETS ...............         920,135          344,445
                                                    -----------      -----------

                                                    $ 1,101,600      $   427,082
                                                    ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable - trade ........................       783,630        757,202
 Accounts payable - related party ................       113,790           --
 Notes payable - former officers and directors ...        63,465         63,465
 Current portion - notes payable .................        45,600           --
 Other current liabilities .......................       213,542        135,506
                                                     -----------    -----------

                  TOTAL CURRENT LIABILITIES ......     1,220,027        956,173
                                                     -----------    -----------

LONG-TERM DEBT - NET OF CURRENT PORTION
 Notes payable - other ...........................       110,769           --
                                                     -----------    -----------

STOCKHOLDERS'  DEFICIT:
 Common stock:
    Class A, $.001 par value, shares issued and
       outstanding, 11,817,377 and 6,798,186 .....   $    11,817    $     6,798
     Class B, $.001 par value, shares issued and
       outstanding, 213,440
       (convertible into Class A shares) .........           213            213
 Capital in excess of par value ..................     7,847,664      7,054,544
  Accumulated deficit ............................    (7,877,143)    (7,417,180)
   Trade and media credits .......................      (211,747)      (173,466)

                                                     -----------    -----------
           TOTAL STOCKHOLDERS' DEFICIT ...........      (229,196)      (529,091)
                                                     -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 1,101,600    $   427,082
                                                     ===========    ===========

See accompanying notes to consolidated unaudited condensed financial statements.
                                    F-1


                                                   BRIA COMMUNICATIONS CORPORATION
                                           FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                                      CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended                  Nine Months Ended
                                                            ----------------------------------  ----------------------------------
                                                               September 30      September 30      September 30     September 30
                                                                 1996                1995              1996              1995
                                                            ----------------  ----------------  ----------------  ----------------

REVENUE (NET OF RETURN) ................................       $   457,597        $      --          $   457,597        $      --
COST OF REVENUE ........................................           204,000               --              204,000               --
                                                               -----------        -----------        -----------        -----------
                       Gross profit ....................           218,597               --              218,597               --

OPERATING EXPENSES
     Selling, general and administrative ...............           393,662            718,695            705,981            913,859
                                                               -----------        -----------        -----------        -----------

              Total operating expenses .................           393,662            718,695            705,981            913,859

OTHER INCOME (EXPENSES)
     Loss on investments ...............................            (7,579)              --               (7,579)              --
     Interest income ...................................              --                  128               --                  128
                                                               -----------        -----------        -----------        -----------

          Total other income (expenses) ................            (7,579)               128             (7,579)               128


NET LOSS ...............................................       $  (147,644)       $  (718,567)       $  (459,963)       $  (913,731)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER SHARE: ....................................       $     (0.02)             (0.14)             (0.07)             (0.29)

AVERAGE COMMON SHARES OUTSTANDING ......................         8,372,861          5,309,726          7,521,077          3,148,710

                          See accompanying notes to consolidated unaudited condensed financial statements.
                                                                F-2

                         BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                      For the nine months ended
                                                      September 30  September 30
                                                          1996           1995
                                                      ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................   $  (459,963)   $ (913,731)
                                                      -----------    -----------

   Adjustments to reconcile net income to net
   cash provided by operating activities:
      (Increase) decrease in accounts receivable ..      (103,761)          --
      (Increase) decrease in inventory ............       (20,000)          --
      (Increase) decrease in prepaid expenses .....        (1,900)          --
      (Increase) decrease in other assets .........          --        (178,101)
      Increase (decrease) in accounts payable .....       140,218      (304,842)
      Increase (decrease) in accrued liabilities ..       123,636         26,948
      Common stock issued for assets and debts ....       568,022      1,038,278
      Common stock issued for services and expenses       274,019        322,705
      Gain (loss) from subsidiary .................         7,579           --
                                                      -----------    -----------

                              Total adjustments ...       987,813        904,988
                                                      -----------    -----------

   Net cash provided (used) by operating activities   $   492,850    $   (8,743)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Stock issued for purchase of subsidiary ........        (4,022)          --
   Purchase of investments ........................      (598,585)          --
                                                      -----------    -----------

   Net cash provided (used) by investing activities   $  (567,607)   $      --
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock ....................          --           10,000
                                                      -----------    -----------

   Net cash provided (used) by financing activities             $    $    10,000
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
   Cash, beginning ................................        82,398            166
                                                      -----------    -----------

   Cash, ending ...................................   $     7,641    $     1,423
                                                      ===========    ===========

See accompanying notes to consolidated inaudited condensed financial statements.

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

2.       Changes in Class A Common Stock

     On July 22, 1996, the Company acquired 99,800 shares of common stock in Venice Auto Mall, Inc., a Florida Company ("Venice"), which represent 99.8% of the authorized and issued common stock of Venice. In exchange for the shares, the Company issued 127,940 restricted shares of its Class A common stock ("Common Stock") to the prior owners of Venice. In addition, the Company granted to the prior owners options to purchase 129,000 shares of the Company's Common Stock at an option prices of $1.00 a share.

     On September 30, 1996, the Company entered into a Stock Transfer Agreement with CyberAmerica Corporation, a Nevada Corporation formerly known as Canton Industrial Corporation ("CyberAmerica"). Between July and September 1996, CyberAmerica and its wholly-owned subsidiary, CFS, paid for various expenses incurred by Venice on behalf of the Company. The Company settled the debt by transferring the 90,000 shares of Venice to CyberAmerica pursuant to the Stock Transfer Agreement..

     On September 10, 1996, the Company acquired Kingslawn Offset, Inc., a New York corporation which owns and manages a printing business. In exchange for acquiring all of Kingslawn's issued and outstanding capital stock, the Company issued 2,000,000 restricted shares of its Class A Common Stock valued at $0.75 per share. Kingslawn's president and principal shareholder was also granted a $500,000 lien on all equipment and fixtures in Kingslawn's possession as of September 10, 1996. This lien is convertible at the holders' option into the Company's Common Stock at $0.75 per share.

     On September 30, 1996, the Company entered into a Stock Exchange Agreement with Homes for America Holdings, a Nevada corporations ("Homes"). Pursuant to the Agreement, the Company exchanged 1,450,000 restricted shares of its Common Stock for 625,000 restricted shares of common stock in Homes. The shares exchanged have been valued $500,000 on the Company's financial statements for the quarter ended September 30, 1996.

3.       Acquisition of CyberFootball

     On July 11, 1996, the Company entered into an agreement with CyberMalls, Inc. ("CyberMalls"), a Utah corporation. Pursuant to the agreement, the Company purchased CyberFootball Inc., a Nevada Corporation ("CFI") from CyberMalls. With the assistance of CyberMalls, CFI will design and build a virtual mall, CyberFootball, which will be focused on the sport of football. CFI will also continue to provide the Company with ongoing maintenance of the virtual mall. The Company acquired CFI by agreeing to issue 1,875,000 shares of its Class A Common Stock valued at $0.375 per share to CyberMalls and pay additional future consideration which is continent on the success of CyberFootball. In exchange, CFI will issue 9,101,019 shares of its restricted common stock to the Company which amounts to 90.1% of the issued and outstanding shares of CFI. The Company later changed the name of CyberFootball virtue mall to Mega Sports Mall to reflect the expanded focus of the mall.

4.       Changes in classification of trade/media credits

     As of September 30, 1996, the Company owned $211,747 in trade and media credits. Pursuant to SAT #58 "Equity Accounts", unrealized assets should be included in the Stockholders' Equity section, not the Asset section. Consequently, the Company reclassified the trade and media credits from other assets to a separate heading in the Stockholders' equity.

5.       Subsequent Events

     On November 13, 1996, the Company filed a Form S-8 registration statement and established a Stock Option Plan. The Company registered a total of 2,500,000 shares of its Common Stock valued at $1,250,000. As of November 15, 1996, the Company has issued 1,029,444 shares of its Common Stock through the Stock Option Plan.

     On October 17, 1996, Wendell Hall resigned as a director of the Company. Yosef Shimron was appointed as a director and Chairman of the Board of Directors on November 1, 1996.

6.       Additional footnotes included by reference

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

         On  July  11,  1996,  the  Company   entered  into  an  agreement  with
CyberMalls, Inc. ("CyberMalls"), a Utah corporation wholly owned by Canton Financial Services Corporation ("CFS"). Pursuant to the agreement the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI"). CFI is a developmental stage company whose business plan involves developing a virtual mall on the Internet. Internet virtual malls are a new trend in the marketplace specializing in global online commerce. These malls allow potential vendors to sell their wares and services to shoppers via interactive software designed for use on the Internet. The Company hopes to capitalize on this new trend in the marketplace by developing its own virtual mall through the purchase of CFI. The Company has since changed the name of CFI to Mega Sports Mall ("MSM"). The new focus of MSM includes a wide variety of sports. The Company hopes that this new focus will be more attractive to potential vendors and shoppers, although no assurances can be given.

         Although MSM is not currently operational, the Company is actively soliciting vendors to place shops in the virtual mall. To help it meet this goal it has employed various consultants with experience advertising on the Internet. Once vendors are located, the Company will enter into individual lease contracts and design advertising web pages to meet the needs of its vendors. The Company expects to begin leasing the shops in the next two to three months. However, no assurances can be given that vendors will be located or that if they are located that they will result in a profitable venture for the Company.

         On September 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of Kingslawn Offset, Inc., a New York corporation engaged in the printing of full color catalogs, sales sheets, and other publications ("Kingslawn"). For more information on the Company's acquisition of Kingslawn refer to the Company's Form 10-KSB for the period ended December 31, 1995. The Company acquired Kingslawn with the intention of expanding Kingslawn's current printing operations. The Company intends to attempt to raise capital on behalf of Kingslawn to help it purchase additional equipment and increase production. Additionally, the Company and Kingslawn are considering the Company's possible acquisitions of other subsidiaries to complement Kingslawn's business. The Company can provide no assurances that it will be able to profitably raise sufficient capital or successfully expand Kingslawn operations. Nor can the Company assure that any of the acquisitions will be made, or if made that they will be profitable.

         During November 1996, the Company rescinded two Stock Exchange Agreements previously entered into during September 1996 with TAC, Inc., a Utah corporation, ("TAC"). Pursuant to the Agreements, the Company acquired an aggregate of 500,000 restricted shares of TAC's Common Stock in exchange for issuing 2.5 million shares of the Company's Class A Common Stock, restricted pursuant to Rule 144. However, the Company believed it to be in its best interest to rescind both of these Agreements.

         The Company continues to search for appropriate business opportunities, including businesses which the Company can acquire as operating subsidiaries. The Company's goal is to acquire assets which will increase the Company's consolidated  revenues and  complement  the  Company's  existing  business.  The
Company is conducting preliminary negotiations with various entities. The Company hopes that these negotiations will lead to further acquisitions or mergers by the Company. Additionally, the Company has employed various consultants to help it market its services on the Internet. However, the Company has not entered into any agreements with these entities and no assurances can be given that any current negotiation will result in any material business opportunity. In addition, due to the Company's limited cash position, it is likely the Company will have to tender shares of its Common Stock as consideration for any acquisition or merger. Such an exchange of the Company's
Common  Stock  would  dilute  the   existing   ownership   position  of  current
shareholders. The Company hopes to satisfy its short term cash requirements through the future revenues generated from its newly acquired subsidiary although the Company can provide no such assurances.

          To further help it find appropriate business opportunities, the Company has employed the services of CFS. CFS provides business services to the Company including administrative, accounting, and shareholder relations work. CFS also leases office space to the Company and is an affiliate of CyberMalls. MSM has entered into a separate Consulting Agreement with CFS by which CFS will provide its best efforts to assist MSM in becoming a viable public entity.

         The Company itself has no full time employees aside from its current officers and directors and has no current plans to increase its staff. However, pursuant to its Consulting Agreements with CFS, CyberMalls and individual consultants, it receives consulting, administrative and other services as needed for its development from approximately 40 individuals. Kingslawn Offset has a staff of 5 employees. The Company does not currently own any real property and does not have plans to purchase same.

         On November 13, 1996, the Company filed a Form S-8 registration statement under the Securities Act of 1933 to register shares to be issued pursuant to the exercise of options granted under the Company's 1996 Stock Option Plan ("the Plan"). Through the Plan, the Company registered 2.5 million shares of its Class A Common Stock with an aggregate value of $1,250,000. The Plan is designed to provide compensation and incentive bonuses to the Company's employees and consultants who, due to current financial constraints of the Company, cannot be adequately compensated in cash. As of November 15, 1996, the Company has issued a total of 1,029,444 shares of its Class A Common Stock through its Stock Option Plan to various consultants and employees.

Results of Operations

         Gross revenues for both the nine months and the quarter ended September 30, 1996, were $457,597 compared to zero for the same periods in 1995. The increase in both cases is attributable to the Company's September 1996 acquisition of Kingslawn Offset Corporation, an operating entity. During the first nine months of 1995, the Company had no operations and devoted all its efforts to locating a suitable merger and/or acquisition partner and thus generated no revenue.

         Costs of revenues increased from zero during the first nine months of 1995 to $204,000 for the same period in 1996. Costs of revenues for the third quarter in 1996 were $204,000 compared to zero for the same period in 1995. Kingslawn's operations accounted for all costs of revenues in 1996.

         Gross profit was $253,597 for both the nine months and the quarter ended September 30, 1996, and gross profit as a percentage of revenues was 55%. Selling, general, and administrative expenses were $913,859 from January 1 through September 30, 1995 and $705,981 for the comparable period in 1996. For the quarter ended September 30, selling, general, and administrative expenses were $718,695 for 1995 and $393,662 for 1996. The high level of selling, general, and administrative expenses in both years is attributable to the Company's expenses incurred in searching for merger/acquisition partners. Most of these expenses were covered by stock issuances.

         The Company had no interest income for the nine months and the three months ended September 30, 1996, compared to $128 for the same periods in 1995. The Company incurred a loss from investment in the amount of $7,579 during the third quarter of 1996 compared to zero in the same period in 1995.

         Operating loss was $459,963 during the first nine months of 1996 compared to $913,731 for the same period in 1995. For the quarter ended September 1996, the Company incurred $147,644 in operating losses compared to $718,567 in the same period in 1995. The substantial loss in 1996 is primarily due to the high level of selling, general, and administrative expenses.

         Net loss was $459,963 during the nine months ended September 30, 1996, and $913,731 during the comparable period in 1995. For the quarter ended September, the Company recorded a net loss in the amount of $147,644 in 1996 compared to $718,567 in 1995.

Capital Resources and Liquidity

         The Company had a negative working capital of $1,086,486 as of September 30, 1996 compared to a working capital deficiency of $873,536 at the end of December 1995. The main reason behind this increase in working capital deficiency is that during 1996 the Company incurred debts to various consultants for services rendered.

         Net stockholders' deficit in the Company was $529,091 at the end of December 1995 and $229,196 as of September 30, 1996. This decrease in the deficit is primarily due to the Company's 1996 issuance of common stock for services and other assets.

                                     PART II

ITEM 5.           OTHER INFORMATION


         On November 1, 1996 the Company appointed Joseph Shimron as a director, vice-president and Chairman of the Board of Directors.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is herein incorporated by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this TH day of November 1996.

         BRIA Communications


          /s/ Richard Lifschutz
         Richard Lifschutz

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title               Date



 /s/ Richard Lifschutz         President and Director       November   14, 1996
-------------------------
Richard Lifschutz



 /s/ Joseph Shimron            Vice President and Director   November 14, 1996
-----------------------
Joseph Shimron

                                INDEX TO EXHIBITS

    EXHIBIT NUMBER         PAGE NUMBER           DESCRIPTION

         3(a)                  *           Certificate of Incorporation of the
                                           Company,  (Incorporated  by reference
                                           from  exhibit  of like  number  filed
                                           with the  Company's  Form  10-KSB for
                                           the year ended December 31, 1988.)

         3(b)                   *           By-Laws     of     the      Company.
                                            (incorporated   by  reference   from
                                            exhibit  of like  number  filed with
                                            the  Company's  Form  10-KSB for the
                                            year ended 1988.)

       10(i)(a)                 9           Mutual  Agreement  to Rescind  dated
                                            November 6, 1996 between the Company
                                            and TAC, Inc.

       10(i)(b)                 12          Mutual  Agreement  to Rescind  dated
                                            November 8, 1996 between the Company
                                            and TAC, Inc.


                                *           Incorporated   herein  by  reference
                                            from the  Company's  Form 10-KSB for
                                            the period ended December 31, 1988.