Form 10KSB/A
period 1995-12-31
BRIA COMMUNICATIONS CORP
filed 1996-11-22
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         Net stockholders' deficit in the Company was $529,091 for 1995 as compared to $1,201,718 in 1994. The improvement is due to the Company's issuance of common stock to settle existing debts and compensate various consultants for consulting services rendered.

         On June 25, 1996, 1,000,000 shares of the Company's Class A Common Stock was issued to Wilfried Martens for past consulting services and additional consulting services to be performed in the future.

                         BRIA COMMUNICATIONS CORPORATION
            (Formerly Metallurgical Industries, Inc. and Subsidiaries
                                December 31, 1995


                                                                   December 31,
                                                                       1995
                                                                  -------------
ASSETS
Current Assets
      Cash ......................................................   $    82,398
      Accounts Receivable
                                                                            239
                                                                    -----------
      Total Current Assets
                                                                         82,637

OTHER ASSETS
      Investments - securities (Note 2)..........................       344,445

      Total Other Assets ........................................   $   344,445
                                                                    ===========

TOTAL ASSETS ....................................................       427,082


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
      Notes Payable - Officers and Directors (Note 3)............   $    63,465
      Accounts Payable ..........................................   $   757,202
      Other current liabilities .................................       135,506
                                                                    -----------

TOTAL  CURRENT LIABILITIES ......................................       956,173


STOCKHOLDERS' EQUITY:
      Common stock:
      Class A, $.001 par value; shares authorized, 200,000,000;
          shares issued and outstanding, 6,798,186 ..............         6,798
      Class B $.001 par value; shares authorized, 220,000;
          shares issued and outstanding, 213,440 (convertible
          into Class A shares
                                                                            213
      Capital in excess of par value ............................     7,054,544
      Accumulated Deficit .......................................    (7,417,180)
      Trade and media credits (Note 11) .........................      (173,466)
                                                                    -----------
      Total Stockholder's Equity (Deficit) ......................      (529,091)

                                                                    $   427,082
                                                                    ===========

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

     Richard Lifschutz, the Company's president is also a media and barter broker with "ITEX" barter network. During 1995, the Company acquired media and barter credits in exchange for shares of its Class A common stock. Mr. Lifschutz, as a broker, negotiated the transactions. Mr. Lifschutz has a management contract with the Company. See Note 9. Value for trade and media credits in exchange for shares is considered prospective and unrealized at December 31, 1995 and is therefore deducted from the stockholder's equity.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of November 1996.


BRIA Communications Corp.


 /S/ Richard Lifschutz
Richard Lifschutz, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                           Date



 /s/ Richard Lifschutz     President and Director              November 21, 1996
----------------------
Richard Lifschutz


 /s/ Isaac Lifschutz       Secretary and Treasurer, Director  November  21, 1996
---------------------
Isaac Lifschutz