Form 10QSB/A
period 1996-03-31
BRIA COMMUNICATIONS CORP
filed 1996-11-27
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                   Total Number of Sequentially Numbered Pages 8
                                                     Index to Exhibits on Page 8

                        BRIA COMMUNICATIONS CORPORATION
                 FORMERLY KNOWN AS METALLURGICAL INDUSTRIES INC.
                            CONDENSED BALANCE SHEETS

                                                                Unaudited
                                                          March 31   December 31
                                                           1996          1995
                                                       -----------   -----------

                                     ASSETS
CURRENT ASSETS:
     Cash ............................................     $    235     $ 82,398
     Accounts receivable - related party .............        4,000          239
     Inventory .......................................         --           --

                                                           --------     --------
                TOTAL CURRENT ASSETS .................        4,235       82,637
                                                           --------     --------

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment .........................         --           --
     Leasehold improvements and other equipment ......         --           --
                                                           --------     --------

         Total Property and Equipment ................         --           --
     Less accumulated depreciation ...................         --           --
                                                           --------     --------

                NET PROPERTY AND EQUIPMENT ...........         --           --
                                                           --------     --------

OTHER ASSETS
     Investments .....................................      404,445      344,445

                  TOTAL OTHER ASSETS .................      404,445      344,445
                                                           --------     --------

                                                           $408,680     $427,082
                                                           ========     ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable - officers and directors ........   $    63,465    $   63,465
     Accounts payable ..............................       726,735       757,202
     Other current liabilities .....................       141,412       135,506
                                                       -----------    ----------

                      TOTAL CURRENT LIABILITIES ....       931,612       956,173
                                                       -----------    ----------

LONG-TERM DEBT - NET OF CURRENT PORTION
     Long-term capital leases ......................          --             --
                                                       -----------    ----------

STOCKHOLDERS'  DEFICIT:
     Common stock:
         Class A, $.001 par value, shares issued and
           outstanding, 6,936,954 and 6,798,186 ....   $     6,937    $    6,798
         Class B $.001 par value, shares issued and
           outstanding, 213,440 (convertible
            into Class A shares) ...................           213           213
     Capital in excess of par value ................     7,117,464     7,054,544
     Accumulated deficit ...........................    (7,474,080)  (7,417,180)
     Media Credits .................................      (173,466)    (173,466)
                                                       -----------   -----------

                       TOTAL STOCKHOLDERS' DEFICIT .      (522,932)    (529,091)
                                                       -----------   -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .   $   408,680    $  427,082
                                                       ===========   ===========

      See accompanying notes to unaudited condensed financial statements.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of November 1996.

         BRIA Communications



       /s/ Richard Lifschutz
       --------------------
         Richard Lifschutz

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


/s/ Richard Lifschutz
------------------           President and Director        November 22, 1996
Richard Lifschutz



/s/ Isaac Lifschutz          Treasurer, Secretary          November 22, 1996
----------------------       and Director
Isaac Lifschutz

                                INDEX TO EXHIBITS

    EXHIBIT NUMBER         PAGE NUMBER       DESCRIPTION

         3(a)                   *           Certificate of  Incorporation of the
                                            Company.   (Incorporated  herein  by
                                            reference   from   exhibit  of  like
                                            number filed with the Company's Form
                                            10-KSB for the year  ended  December
                                            31, 1988.)


         3(b)                   *           Bylaws of the Company, (Incorporated
                                            herein by reference  from exhibit of
                                            like number filed with the Company's
                                            Form   10-KSB  for  the  year  ended
                                            December 31, 1988.)

      10 (i)(a)                 **          Rescission    of   Stock    Exchange
                                            Agreement  and Release of All Claims
                                            entered by and between the Company ,
                                            AltaChem  Group  Ireland,  Aster  De
                                            Schrijver  and James  Tilton,  dated
                                            May 8, 1996. (Incorporated herein by
                                            reference  from  the  Company's  8-K
                                            filed June 28, 1996.)

        10(i)(b)                10          Stock   Exchange   Agreement   dated
                                            September   20,  1996   between  the
                                            Company  and TAC,  Inc.  ("TAC")  by
                                            which the Company issued one million
                                            (1,000,000)  shares of common stock,
                                            restricted  pursuant  to Rule 144 to
                                            TAC  in   exchange   for   acquiring
                                            200,000  shares  of  TAC  restricted
                                            common stock.

         10(i)(c)               14          Stock   Exchange   Agreement   dated
                                            September   30,  1996   between  the
                                            Company  and TAC,  Inc.  ("TAC")  by
                                            which the Company issued one million
                                            five hundred  (1,500,000)  shares of
                                            common stock, restricted pursuant to
                                            Rule  144  to TAC  in  exchange  for
                                            acquiring   300,000  shares  of  TAC
                                            restricted common stock.