Form 10QSB/A
period 1996-06-30
BRIA COMMUNICATIONS CORP
filed 1996-11-27
CIK 65231

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
                            CONDENSED BALANCE SHEETS

                                                                Unaudited
                                                           June 30   December 31
                                                             1996         1995
                                                         -----------   ---------

                                     ASSETS
CURRENT ASSETS:
     Cash ............................................     $    180     $ 82,398
     Accounts receivable - related party .............        4,000          239
     Inventory .......................................         --           --

                                                           --------     --------
            TOTAL CURRENT ASSETS .....................        4,180       82,637
                                                           --------     --------

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment .........................         --           --
     Leasehold improvements and other equipment ......         --           --
                                                           --------     --------

         Total Property and Equipment ................         --           --
     Less accumulated depreciation ...................         --           --
                                                           --------     --------

          NET PROPERTY AND EQUIPMENT .................         --           --
                                                           --------     --------

OTHER ASSETS
     Investments .....................................      404,445      344,445

               TOTAL OTHER ASSETS ....................      404,445      344,445
                                                           --------     --------

                                                           $408,625     $427,082
                                                           ========     ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable - officers and directors ........   $    63,465    $   63,465
     Accounts payable ..............................       727,702       757,202
     Other current liabilities .....................       175,878       135,506
                                                       -----------    ----------

                    TOTAL CURRENT LIABILITIES ......       967,045       956,173
                                                       -----------    ----------

LONG-TERM DEBT - NET OF CURRENT PORTION
     Long-term capital leases ......................          --             --
                                                       -----------    ----------

STOCKHOLDERS'  DEFICIT:
     Common stock:
         Class A, $.001 par value, shares issued and
           outstanding, 8,107,831 and 6,798,186 ....   $     8,108    $    6,798
         Class B, $.001 par value, shares issued and
           outstanding, 213,440 (convertible into
            Class A shares) ........................           213           213
     Capital in excess of par value ................     7,339,506     7,054,544
     Accumulated deficit ...........................    (7,729,499)  (7,417,180)
     Media Credits .................................      (176,748)    (173,466)
                                                       -----------   -----------

                TOTAL STOCKHOLDERS' DEFICIT ........      (558,420)    (529,091)
                                                       -----------   -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......   $   408,625    $  427,082
                                                       ===========    ==========

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

Signature                     Title                              Date



/s/ Richard Lifschutz
----------------------      President and Director             November 22, 1996
Richard Lifschutz



/s/ Isaac Lifschutz
-------------------------- Treasurer, Secretary and Director November 22, 1996 Isaac Lifschutz

                                INDEX TO EXHIBITS


       EXHIBIT         PAGE             DESCRIPTION
        NUMBER        NUMBER

         3(a)           *             Certificate   of   Incorporation   of  the
                                      Company. (Incorporated herein by reference from exhibit of like number filed with the Company's Form 10- KSB for the year ended
                                      December 31, 1988.)

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

       10(i)(b)         **            Stock Exchange  Agreement  dated September
                                      20, 1996 between the Company and TAC, Inc.
                                      ("TAC")  by which the  Company  issued one
                                      million   (1,000,000)   shares  of  common
                                      stock,  restricted pursuant to Rule 144 to
                                      TAC  in  exchange  for  acquiring  200,000
                                      shares  of TAC  restricted  common  stock.
                                      (Incorporated by reference from exhibit filed in the Company's 10-QSB/A for the period ended March 31, 1996)

       10(i)(c)         **            Stock Exchange  Agreement  dated September
                                      30, 1996 between the Company and TAC, Inc.
                                      ("TAC") by which the Company issued one million five hundred (1,500,000) shares of common stock, restricted pursuant to Rule
                                      144  to  TAC  in  exchange  for  acquiring
                                      300,000 shares of TAC restricted common stock. (Incorporated by reference from the exhibits filed in the Company's 10-QSB/A for the period ended June 30, 1996.)