Form 10KSB
period 1996-12-31
BRIA COMMUNICATIONS CORP
filed 1998-03-23
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

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


                147-17 Newport Avenue, Neponsit, New York 11964
                    (Address of Principal Executive Offices)

                                 (718) 318-1535
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each Exchange
Title of Each Class                                          On Which Registered
Class A Common Stock ($0.001 Par Value)                             NONE

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes              No   XX

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's total consolidated revenues for the year ended December 31, 1996, were $0.

     The aggregate market value of the registrant's Class A Common Stock, $0.001 par value (the only class registered under the Exchange Act), held by non-affiliates was approximately $616,123 based on the last sale price thereof reported on the consolidated tape for February 2, 1998.

     The number of shares outstanding of the issuer's Class A Common Stock ($0.001 par value), as of February 2, 1998 was 1,862,315.

                                     Total Number of Sequentially Numbered Pages
                                                       Index to Exhibits on Page

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business...............................................3

Item 2.  Description of Property ..............................................5

Item 3.  Legal Proceedings.....................................................5

Item 4.  Submission of Matters to a Vote of Security Holders...................6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............6

Item 6.  Management's Discussion and Analysis of Plan of Operation.............7

Item 7.  Financial Statements..................................................9

Item 8   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................10

                                    PART III

Item 9.  Directors and Executive Officers.....................................10

Item 10. Executive Compensation...............................................11

Item 11. Security Ownership of Certain Beneficial Owners and Management.......12

Item 12. Certain Relationships and Related Transactions.......................13

Item 13. Exhibits, Lists and Reports on Form 8-K..............................15

         SIGNATURES...........................................................16

         INDEX TO EXHIBITS....................................................17

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.           DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

Business Development

     Unless the context indicates otherwise, the term "Company" refers to BRIA Communications Corporation, a New Jersey corporation, and its former subsidiaries and predecessors. The Company was incorporated in New Jersey in 1959 under the name Metallurgical Industries, Inc. Until 1993, the Company was engaged in the repair of aircraft turbine engine components and the purchasing, processing and selling of specialty refractory metals. By August 1993, competitive pressure from the aircraft turbine engine original equipment manufacturers forced the Company to discontinue operations in that market. Additionally, low levels of demand, surplus domestic capacity, and increased competition from imports reduced the Company's profit margins in the specialty refractory metals business to below the break-even level. As a result, the Company began to downsize its existing operations and aggressively search for new opportunities or replacements for its existing businesses.

     In early 1994, the Company agreed to merge into MAXMusic, Inc., a Delaware corporation ("MAXMusic"), pursuant to an Agreement and Plan of Merger dated July 11, 1994 ("Merger Agreement"). The Company began extensive restructuring and reorganization in furtherance of the Merger Agreement. Upon the completion of merger and recapitalization, the shareholders of MAXMusic would have exchanged 100% of their shares for a minimum of 80% of the Class A Common Stock of the Company. On March 18, 1994, a petition was filed against the Company in the U.S. Bankruptcy Court requesting an order for relief under Chapter 7 of Bankruptcy Code (Case Number: 94-31635). This involuntary bankruptcy petition was filed by three of the Company's major creditors with claims totaling approximately $147,000. MAXMusic agreed to purchase the debts of the three creditors and the original petitioners stipulated to an extension of time to answer the petition until June 1, 1994. This information was disclosed in a report on Form 8-K filed with the Securities and Exchange Commission on April 11, 1994. On June 28, 1994, the Company reached a settlement with the petitioning creditors and a payment was put in escrow to settle the debt. On July 27, 1994, the U.S. Bankruptcy Court dismissed the petition pursuant to 11 U.S.C. Section 303(j) of the United States Bankruptcy Code.

     The Company ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994 to facilitate the sale of the final Company assets in preparation for a planned merger with MAXMusic. These employees focused their efforts on winding down unsuccessful operations and settling debts with the Company's creditors. The four employees were ultimately terminated on September 30, 1994. On November 8, 1994, MAXMusic exercised its option to rescind the Merger Agreement pursuant to the Merger Agreement's terms. MAXMusic had signed promissory notes totaling over $776,000 plus accrued interest that were due on July 31, 1994. These notes would have been extinguished as part of the merger. However, since the merger was rescinded, $287,000 worth of the notes, plus interest, became immediately due with the remaining $489,250 worth of notes, plus accrued interest, becoming due over a twelve month period. MAXMusic has since declared bankruptcy and the Company does not anticipate receiving any portion of the money due under the terms of the promissory notes.

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

     In September 1994, the Company placed its two wholly-owned subsidiaries, Intermet Resources, Inc. and Advanced Welding and Coating Services, Inc., into Chapter 7 bankruptcy, Case Numbers 94-36556 and 94-36561, respectively. The decision to file for bankruptcy stemmed from the fact that neither subsidiary was profitable nor, in management's decision, had prospects of becoming profitable. A trustee was appointed by the Court at a hearing before the U. S. Bankruptcy Court in Trenton, New Jersey on December 7, 1994. The Chapter 7 filings were accepted and the assets of both corporations were liquidated. After the Merger Agreement with MAXMusic was terminated and the two subsidiaries were placed in bankruptcy, the Company was left with no consolidated operations.

     Effective  December 8, 1995,  the Company  entered  into a  later-rescinded
Stock Exchange Agreement (the "Stock Exchange Agreement") with AltaChem Group, Inc., a corporation formed under the laws of the Republic of Ireland ("AltaChem"), and the shareholders of AltaChem. AltaChem was a chemical company which manufactured and marketed a one-component polyurethane foam compound and related products used to dispense that chemical. The Company issued 1,081,209 restricted shares of Common Stock, giving those individuals an ownership interest of approximately 75% of the Company's total Common Stock then-outstanding.1 In conjunction with the planned acquisition of AltaChem, the Company also appointed representatives of AltaChem to serve on the Company's board of directors.

     On May 8, 1996, the parties to the Stock Exchange Agreement mutually rescinded the transaction from the beginning. The rescission was accomplished pursuant to a rescission agreement which attempted to restore the parties to their respective positions prior to the Stock Exchange Agreement. Pursuant to the rescission, the shareholders of AltaChem agreed to return the shares of Common Stock which they had obtained pursuant to the Stock Exchange Agreement. The Company, in turn returned all shares of AltaChem which it had obtained and released AltaChem from any claims to AltaChem's assets. The parties also released one another from all claims potentially stemming from the Stock Exchange Agreement and the rescission thereof.

     The primary reason for the rescission was AltaChem's failure to deliver to the Company audited financial statements and a schedule of assets within 180 days, as required by the Stock Exchange Agreement. This delinquency constituted a material breach of the Stock Exchange Agreement. Moreover, AltaChem had significantly underestimated the costs associated with becoming a publicly-owned company and was incapable of acquiring the investment capital necessary to make its operations successful. Accordingly, a determination was made that it would be in the best interest of all parties to rescind the Stock Exchange Agreement.

     On July 11, 1996, the Company entered into an agreement with CyberMalls, Inc. ("CyberMalls"), a Utah corporation. Pursuant to the agreement, the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI"). CFI's business plan involved the marketing and sale of football-related products via the Internet. CFI was to develop a series of linked pages on the World Wide Web. CFI, through its officers and through consultants retained by the Company, was to seek out entities which marketed goods and services involving professional and college football teams or other football-related products. CFI would then attempt to sell space on these Internet pages which would be used to advertise and sell related products and services. Pursuant to the agreement, CyberMalls was to continue providing the computer programming, access to hardware and technical support which CFI needed to maintain its product. This was an essential component of the agreement because neither the Company nor CFI had the technical expertise necessary to support its operations. In exchange for CFI and the ongoing support of CyberMalls, the Company was required to issue 93,750 shares of Common Stock, to execute an $11 million promissory note in favor of CyberMalls and to provide other consideration contingent upon the future profitability of CFI.

     On February 25, 1997, both CFI and the Company received notice of CyberMalls' decision to discontinue its operations. Pursuant to its agreement with CyberMalls, CFI's further development and subsequent operations depended solely on the services provided by the CyberMalls staff and CFI could not carry out its business plan without the support of CyberMalls. CFI therefore terminated its operations, which had not begun to generate revenue. The Company was released from its obligation to deliver the consideration to be paid for CFI pursuant to a subsequent settlement with CyberMalls. CyberMalls is the wholly-owned subsidiary of Canton Financial Services Corporation, an entity which may be deemed to be under the common control of Allen Wolfson, a potential control person of the Company. For more information on this transaction, see "Item 12 - Certain Relationships and Related Transactions" and "Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a)of the Exchange Act."

     On September 10, 1996, the Company acquired all outstanding capital stock of Kingslawn Offset, Inc., a New York corporation and printing concern engaged in the printing of full color catalogs, sales sheets, and other publications ("Kingslawn"). In exchange for the stock in Kingslawn, the Company issued 75,000 shares of Common Stock to Joseph Shimron, the sole shareholder of Kingslawn. The Company also granted Mr. Shimron a $500,000 lien on the assets of Kingslawn and subsequently appointed Mr. Shimron to the Company's board of directors. Mr. Shimron resigned from the board of directors on November 26, 1997. The Company acquired Kingslawn with the intent to expand Kingslawn's printing operations. Subsequent to the end of 1996, the Company became aware that the financial condition of Kingslawn was inferior to that which had been represented during the negotiation of the acquisition. Kingslawn also failed to deliver certain financial statements, certificates and corporate resolutions which were required to be presented at or before closing. After repeated attempts to acquire such documents, the Company unilaterally terminated the acquisition agreement subsequent to the end of the fiscal year. The Company is currently investigating its right to

     -------- (1) As used throughout this Form 10-KSB, the term "Common Stock" refers to the Company's Class A common stock, par value $0.001. All references to quantities of shares have been adjusted to account for the 1-for-20 reverse stock split effected by the Company on April 11, 1997.

recover the consideration paid to acquire Kingslawn.

     On January 9, 1997 and subsequent to the end of the fiscal quarter, the Company signed a non-binding letter of intent to acquire all outstanding capital stock of Live T.V. Corporation ("Live TV"), a Nevada corporation which broadcasted live interactive audio and video programming via the Internet. The Company subsequently terminated discussions with Live T.V.

Business of Issuer.

     Since the Company terminated the acquisition agreement with Kingslawn, the Company has been a dormant public company without any operations or significant assets. The Company has no current revenue sources. The Company's current business plan involves finding a suitable merger or acquisition candidate who can provide the Company with a basis for successful operations. The Company's management is in the process of prospecting for, interviewing and performing the necessary due diligence to structure a successful merger or acquisition. However, there can be no assurances that the Company will be able to negotiate a corporate merger or acquisition or, if such a combination is achieved, that it will be profitable, worthwhile or sustainable. The Company does not currently produce any goods or provide any services, nor does the Company have any full or part time employees, aside from its officers and directors.

--------------------------------------------------------------------------------

ITEM 2.       DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

     The Company does not currently own any property and does not anticipate the purchase of additional property in the near future.

--------------------------------------------------------------------------------

ITEM 3.       LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

     Between November 1986 and March 1994, the Company leased a manufacturing facility located at 1 Coldstream Way, Tinton Falls, New Jersey from Mid-Monmouth Realty Association. Pursuant to the Lease Agreement, the Company leased manufacturing, storage and office facilities. The Company and the Landlord entered into a lease modification in October 1993 under which, among other things, the parties modified the monthly lease payments and provided for a month to month tenancy commencing December 31, 1993 and ending no later than March 31, 1994. The Company agreed to pay a portion of previously unpaid, accrued rent and agreed to reimburse the landlord for costs which the landlord incurred in performing an environmental study on the premises required by the New Jersey Department of Environmental Protection, as well as cleanup and remediation costs which the landlord subsequently incurred as a result of that study. The first $100,000 of these obligations was to be secured and subordinate only to the secured interest of Midlantic National Bank, taxes owed to the Internal Revenue Service, and State of New Jersey taxes. Any liability in excess of $100,000 is secured but subordinate to security interest of the same entities plus that of former principals of the Company.

     The Company was evicted on or about March 31, 1994. The landlord has obtained a $351,005 judgment against the Company representing the Company's rent payment obligation as of September 24, 1993. This judgment remains unpaid as of the date this report was filed. The Landlord has also continued to bill the Company for a variety of charges since the date of eviction, resulting in a disagreement over the amount owed by the Company. The Company believes that additional charges are not justified according to the terms of the lease agreement because of the eviction and the natural termination of the modified lease. For the year ended December 31, 1996, the Company has recorded an obligation of $354,712 as compared to the Landlord's claim for $1,240,029, resulting in an amount in dispute of approximately $887,317. The disputed amount has not been included as a liability on the Company's financial statements as no lawsuits have been filed to date regarding the disputed amount. However, the Company believes that it is possible that an unfavorable outcome regarding the disputed amount would be rendered. The landlord is also asserting that it is owed an additional $376,097 as reimbursement for environmental testing and cleanup costs the landlord has incurred, although the landlord has not detailed the expenses it is claiming and no action to recover this amount has been initiated by the landlord.

--------------------------------------------------------------------------------

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1996.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

--------------------------------------------------------------------------------


     The following table sets forth the prices of the Company's Class A Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1995 and 1996. The National Association of Securities Dealers was the source of the information for these prices. The over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions. The bid prices are as of the days quoted and no adjustments to price have been made to account for the subsequent 1-for-20 reverse stock split effected by the Company on April 11, 1997 (see below).

                                  BID QUOTATION


Fiscal Year 1995                    High Bid Price                 Low Bid Price
Quarter Ended 3/31/95                        $1.87                         $1.25
Quarter Ended 6/30/95                        $1.50                         $0.50
Quarter Ended 9/30/95                        $1.50                         $0.50
Quarter Ended 12/31/95                       $1.00                         $0.50
Fiscal Year 1996
Quarter Ended 3/31/96                        $1.00                         $0.69
Quarter Ended 6/30/96                        $1.00                         $0.50
Quarter Ended 9/30/96                        $1.00                         $0.50
Quarter Ended 12/31/96                       $1.00                         $0.12

Reverse Stock Split

     On April 11, 1997, the Company effected a 1-for-20 reverse split of its Common Stock. The reverse split affected both the outstanding shares and the shares authorized for issuance by the Company, reducing the total authorized shares of Common Stock to 10 million. All fractional shares resulting from the reverse split were rounded up to the nearest whole share. All references to quantities of Common Stock have been adjusted to account for the reverse split. However, the high and low stock prices appearing in the table above have not been adjusted to account for the reverse.

Shareholders

     As of December 31, 1996, there were approximately 728 record holders of Common Stock holding approximately 1,424,276 outstanding shares of Common Stock. As of February 2, 1998, there were approximately 738 record holders of Common Stock holding approximately 1,862,315 outstanding shares of Common Stock.

Dividends

     The Company has not declared a cash dividend on its Common Stock in the past two years and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

--------------------------------------------------------------------------------

ITEM 6.       MANAGEMENT'S PLAN OF OPERATION.

--------------------------------------------------------------------------------

     The Company has not had any source of revenues during the last two fiscal years. The Company was originally involved in the repair of aircraft turbines and engine components and the purchasing, processing and selling of special refractory metals. All active operations in such industries ceased in June 1994, an event which significantly affected the Company's comparative operating results. The Company then changed its focus to searching for suitable merger or acquisition candidates. During 1996, the Company acquired two companies pursuant to separate acquisition agreements, both of which ultimately proved unsuccessful.

     On July 11, 1996, the Company executed an agreement with CyberMalls, Inc. ("CyberMalls"), a wholly-owned subsidiary of Canton Financial Services Corporation, a potential affiliate of the Company. Pursuant to that agreement, the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI"). CFI had a business plan to market football- related products and services via the Internet. According to the agreement, the Company, through its officers, directors and retained consultants, was to seek out and contract with clients interested in marketing products related to football. CyberMalls was obligated to provide the computer programming and other technical assistance necessary to advertise and sell such products over the Internet. On February 25, 1997, the Company received notice of CyberMalls' decision to discontinue operations. Because the Company lacked the expertise to effect CFI's business plan without the assistance of CyberMalls, CFI's operations effectively terminated. The Company did not deliver any of the consideration required in the agreement to acquire CFI and was released from any obligation to do so pursuant to a settlement executed between the Company and CyberMalls subsequent to the 1996 fiscal year. For more information on this transaction, see "Item 12 - Certain Relationships and Related Transactions."

     On September 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of Kingslawn Offset, Inc., a New York printing concern. The Company acquired Kingslawn with the intention of expanding Kingslawn's current printing operations by helping Kingslawn raise the capital necessary to purchase additional equipment and increase production. However, the Company later discovered that Kingslawn's financial condition was inferior to what had been represented during the negotiation of the contract. Kingslawn also failed to deliver documents necessary to complete the acquisition including required financial statements, certificates and evidence of ownership. After several months of attempted negotiations, the Company unilaterally terminated the contract for breach of material conditions of the contract and is now investigating its right to reclaim consideration paid for the acquisition. Because the acquisition of Kingslawn never completed and has since been terminated, the Company did not include Kingslawn in the financial statements covered in this report.

     The Company's current business plan involves the search for appropriate business opportunities, including businesses which the Company can acquire as operating subsidiaries. The Company is seeking to acquire assets which will provide revenues for the Company. The Company does not currently have any revenues from operations. The Company is conducting preliminary negotiations with various entities and hopes that these negotiations will lead to successful acquisitions or mergers by the Company. However, the Company has not entered into any agreements with these entities and no assurances can be given that any current negotiation will result in a favorable business opportunity. Additionally, due to the Company's absence of cash flow, the Company will have to tender shares of its Common Stock as consideration for any acquisition or merger. Such an exchange of the Company's Common Stock would likely dilute the existing ownership position of current shareholders to a significant degree. The Company itself has no full time employees aside from its current officers and directors and has no intention of adding additional employees unless and until it can successfully complete a merger with or acquisition of another entity. The Company does not have any current source of revenues and has no cash available to meet current or potential liabilities. The Company has relied on issuing shares of Common Stock to meet its obligations, compensate its officers and attract the services of outside consultants. However, the Company can provide no assurances that it will be able to continue to meet obligations in this manner.

     On November 13, 1996, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 to register shares to be issued pursuant to the exercise of options granted under the Company's 1996 Stock Option Plan (the "Plan"). Through the Plan, the Company registered 125,000 shares of its Class A Common Stock with an aggregate value of $1,250,000 (based upon the trading value of the Common Stock on the date when the Form S-8 was filed). The Plan was designed to provide compensation and incentive bonuses to the Company's employees and consultants who, due to current financial constraints of the Company, could not be adequately compensated in cash. During 1996, the Company granted options to purchase 52,973 shares of Common Stock. All of these options were exercised during 1996.

     Of the 52,973  shares of Common  Stock  which were  issued  pursuant to the exercise of options under the Plan, approximately 25,000 were issued to consultants which the Company had retained to assist in marketing CFI to potential customers. An additional 1,500 shares were issued to the Company's officers and directors, who accepted the Common Stock in lieu of other compensation. The Company also issued 26,098 shares of Common Stock to Canton Financial Services Corporation in exchange for financial consulting services provided to the Company including assistance in locating potential merger or acquisition candidates, general bookkeeping and record keeping, and administrative services. During the first two quarters of 1997, the Company also granted options to purchase an additional 61,539 shares of Common Stock to Canton Financial. These options have since been exercised.

     On December 2, 1996, the Company issued a total of 100,000 shares of Common Stock to six entities pursuant to an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933. These shares were issued to Oriental Investments Limited, a corporation organized under the laws of Mauritius; The China Connection, a corporation organized under the laws of the Isle of Man; Lexington Sales Corporation Ltd., a corporation organized under the laws of the Isle of Man; Karston Electronics, Ltd. a corporation organized under the laws of the British Virgin Islands; East West Trading Corporation, a corporation organized under the laws of Nevis, West Indies and Sequoia International, a corporation organized under the laws of Mauritius. The shares were issued as consideration for consulting services previously performed by the recipients of the shares, which services included introducing the Company to business opportunities including potential acquisitions, joint ventures, partnerships or other business alliances in China, England and Europe. For more information on these transactions, see the Form 8-K filed by the Company on March 27, 1997.

     The financial statements attached to this Form 10-KSB reflect investment securities in the amount of $585,489. Of this amount, approximately $532,076 is attributable to an investment the Company made in Eurotronics Holdings Incorporated, a Utah corporation. For more information on this transaction, see "Item 12 - Certain Relationships and Related Transactions." The amount included in the attached financial statements is equivalent to the number of shares owned by the Company as of the end of the 1996 fiscal year multiplied by the trading price for those securities. However, during 1997, the trading price for that security dropped precipitously, resulting a much lower value in those securities. Eurotronics Holdings Incorporated also effected a reverse stock split during 1997 which had the effect of drastically reducing the number of shares owned by the Company. As of the date of the filing of this Form 10-KSB, the value of the Eurotronics investment securities is approximately $1,400, as determined by multiplying the shares held by the Company by the most recent trading price. This decline has resulted in a $584,089 decline in the assets of the Company from that reported on the attached financial statements.

     A former landlord of the Company has asserted a substantial claim against the Company which could significantly impair the Company's future liquidity and financial position. See "Item 3 - Legal Proceedings" for more information on this matter. Mid-Monmouth Realty Associates, who leased a manufacturing facility in New Jersey to the Company from 1986 to 1994, has submitted an invoice of $1,618,124 covering rent, environmental cleanup costs, miscellaneous costs, late fees and interest. This claim stems from a Modification of Lease Agreement entered by and between the Company and Mid-Monmouth on October 29, 1993. Of the total amount claimed, approximately $1,240,028 constitutes unpaid rent required under the lease modification. The Company contends that only $354,712 in unpaid rent is owed because the remainder of the charges were accrued after the Company was evicted from the site and after the term provided in the lease modification. The remaining $378,096 of the amount claimed by Mid-Monmouth constitutes environmental cleanup costs which Mid-Monmouth claims to have incurred on the property and which are the Company's obligation under the lease modification. These costs apparently include the demolition of the building located on the manufacturing site which occurred after the Company was evicted from the leasehold, although the landlord has not detailed these costs to the Company. Mid-Monmouth obtained a $351,005 judgment in 1993 representing the Company's rental obligations as of September 24, 1993. Mid-Monmouth has not initiated a proceeding to recover the additional amounts claimed and the Company believes it has substantial grounds to defend against any suit potentially commenced by Mid-Monnmouth to recover the amount presently asserted as due. However, an unfavorable outcome of any such suit would substantially impair the Company's financial position. This is especially true given the Company's absence of cash flow and history of operating losses.

     The State of New Jersey Department of Environmental Protection has sent the Company notice that $14,601 in environmental oversight costs are immediately due and payable. This obligation stems from environmental sampling that was done at the Company's former manufacturing plant including samplings of storage and waste tanks, the former settling pond, pipe discharges, below-ground surface soil and groundwater. The State asserts that these oversight costs are the joint and several liability of the Company and its former landlord. While no proceeding has commenced, the State has indicated that it will seek recovery of the full amount from the Company. Pursuant to the Lease Modification, the Company will be required to reimburse any costs which the landlord pays to the State with regard to this matter.

Events Subsequent to 1996 Fiscal Year

     On April 9, 1997, the Company's board of directors ratified two separate Offshore Securities Subscription Agreements executed between the Company and twelve separate entities. Pursuant to the terms of the Agreements, the Company issued an aggregate of 833,346 shares of Common Stock pursuant to an exemption from registration provided by Regulation S.

     Under the first of the agreements, the Company issued a total of 625,011 shares of its Common Stock to the following nine offshore entities: The China Connection, a corporation of the Isle of Man; Consolidated Euro Holding Limited, a Nevis West Indies corporation; East West Trading Corporation, a Nevis West Indies corporation; Karston Electronics, Ltd., a British Virgin Islands
corporation; Lexington Sales Corporation, Ltd., a corporation of the Isle of Man; Oriental Investments, Ltd., a corporation of the Republic of Mauritius;
Premier  Sales  Corporation,  Ltd., a  corporation  of the Isle of Man;  Sequoia
International, a corporation of the Republic of Mauritius; and Leeward Consulting Group, a Nevis West Indies corporation. As consideration, the Company received an aggregate of 375,000 shares of Homes For America Holdings, Inc., a Nevada corporation. The Company acquired these shares as investment securities.

     Under the second of the agreements, the Company issued a total of 208,345 shares of its Common Stock pursuant to Regulation S to the following three offshore entities: Candlin Investments, Inc., a British corporation; Insignia Financial Services Limited, a British corporation; and World Financial Securities, Inc., a British corporation. As consideration, the Company received an additional of 125,000 shares of Homes For America Holdings.

     Subsequent to the end of the 1996 fiscal year, the Company became aware that the State of New Jersey had suspended the Company's Certificate of Incorporation for failure to file a required annual report with the State and failure to pay the accompanying annual fees. The Company has requested the documentation necessary to reinstate the Company with the State of New Jersey. The Company is in the process of restoring its good standing with the State of New Jersey.

--------------------------------------------------------------------------------

ITEM 7.       FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     See the audited financial statements attached hereto and numbered F-1 through F-13.

                         BRIA COMMUNICATIONS CORPORATION

                         FINANCIAL STATEMENTS AND REPORT

                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           DECEMBER 31, 1996 AND 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
 BRIA Communications Corporation

We have audited the balance sheet of BRIA Communications Corporation as of December 31, 1996 and the related statements of operations, stockholders' equity (deficit),and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bria Communications Corporation as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

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

                         BRIA COMMUNICATIONS CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS

CURRENT ASSETS:
  Cash .....................................................            $     33

    Total Current Assets ...................................                  33

OTHER ASSETS:
  Investment securities (Note 2) ...........................             585,489

     Total Other Assets ....................................             585,489

                                                                    $    585,522


                                 LIABILITIES AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable - officers and directors (Note 3) ..............        $   67,620
Accounts payable .............................................         1,234,791
Other current liabilities ....................................           124,832

  Total Current Liabilities ..................................         1,427,243

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock:
 Class A, $.001 par value; shares authorized, 200,000,000;
   shares issued and outstanding, 11,805,226 .............              $ 11,805
 Class B $.001 par value; shares authorized, 220,000;
   shares issued and outstanding, 213,440 (convertible
   into Class A shares) ..................................                   213
Capital in excess of par value ...........................             7,574,546
Accumulated deficit ......................................          ( 8,603,728)
Trade credits (Note 10) ..................................          (     5,601)
Net unrealized gain on securities available for sale .....               181,044

  Total stockholders' Equity (Deficit) ...................           (  841,721)

                                                                    $    585,522






                             See Accompanying notes

                         BRIA COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                        1996              1995

REVENUE ....................................        $     --          $      128

COST AND EXPENSES:
  General and administrative ...............         $ 781,410         $ 927,761
  Environmental cleanup costs ..............           390,697               --
  Interest .................................             4,173            4,155
  Loss on sale of investments ..............            10,268               --

                                                    $1,186,548         $ 931,916

LOSS BEFORE EXTRAORDINARY ITEMS                  $(  1,186,548)      $( 931,788)

EXTRAORDINARY ITEMS:
  Business acquisition costs (Note 6)                   --            $(137,215)
  Gain from debt settlement (Note 4)                    --              227,809

                                                        --               90,594

NET LOSS ............................              $(1,186,548)     $(  841,194)

NET LOSS PER COMMON SHARE:
  (Loss) before extroardinary items .            $(        14)          $(   21)
  Extraordinary items ...............                 --                      2

  Net (loss) per common share .......            $(        14)          $(   19)

  Weighted average number of common
   shares outstanding ...............               8,260,916          4,550,229






                             See accompanying notes

                         BRIA COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                  1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................   $(1,186,549)   $  (841,194)

Adjustments to reconcile net loss to net cash provided by operting activities:
  Common stock issued for services ...............       283,036        935,796
  Common stock issued for other expenses .........         7,638           --
  Expenses resulting from trade credit transaction       167,865           --
  Gain from Debt settlement ......................          --        ( 227,809)
  Loss on securities .............................        10,268           --
  (Increase) decrease in accounts receivable .....           23          (  239)
  (Increase) decrease in other assets ............          --           43,247
  Increase (decrease) in accounts payable ........       701,657         68,928
  Increase (decrease) in accrued liabilities .....      (  6,519)     (   1,497)

  Total adjustments ..............................     1,164,184        818,426

Net cash (used) by operating activities ..........    (   22,365)     (  22,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities .............    (   60,000)          --

  Net cash used by investing activities ..........    (   60,000)          --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock for cash .................          --          105,000

  Net cash provided by financing activities ......          --          105,000

NET INCREASE (DECREASE) IN CASH ..................    (   82,365)         82,232
Cash, beginning ..................................        82,398             166

Cash, ending .....................................   $        33     $    82,398

SUPPLEMENTAL DISCLOSURES:
  Interest expense ...............................   $     4,173     $     4,155

  Non cash financing activities:
   Issuance of common stock for services .........   $   283,036     $   935,796

   Issuance of common stock for expenses .........   $     7,638     $      --

   Issuance of common stock for debt .............   $   208,268     $   127,046

   Issuance of common stock for investments ......   $    26,068     $   344,445

   Issuance of common stock for other assets .....   $      --       $   175,000


                             See accompanying notes


                                                   BRIA COMMUNICATIONS CORPORATION
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
                                               YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                      Net
                                                                                                  Unrealized
                                                                                                  Gain On                     Total
                                                                       Capital In                 Securities  Trade &  Stockholders
                         Class A       Class A    Class B     Class B   Excess of   Accumulated   Available   Media          Equity
                         Shares        Amount     Shares      Amount         Par      Deficit     For Sale    Credits      (Deficit)
                         ---------     ---------  ---------   --------- ---------- ------------- ----------   --------  ------------


BALANCE,
 December 31, 1994      8,299,800    $ 829,980     98,440   $ 9,844    $ 4,534,444  $(6,575,986) $    --    $   --      $(1,201,718)
Reverse stock split
      1 for 40 ...     (8,092,301)    (809,230)      --        --          809,230     --             --        --               --
Reduction in par value
      from $.10 to $.001     --        (20,542)      --      (9,746)        30,288     --             --        --          105,000

Additional shares issued for:
     debt settlement      425,070          425       --        --          126,621     --             --        --          127,046
     services ....      3,984,184        3,984       --        --          931,812     --             --        --          935,796
     investments ..     1,111,110        1,111       --        --          343,334     --             --        --          344,445
     other assets ..      700,000          700       --        --          174,300     --             --        --          175,000

Shares issued-
     no consideration      20,000           20    115,000       115           (135)    --

Changes in trade
 and media credits ...       --           --         --         --            --       --             --      (173,466)    (173,466)

Net loss for the year        --           --         --         --                 $  (841,194)       --         --      $ (841,194)
BALANCE,
   December 31, 1995  $  6,798,186    $   6,798   213,440 $     213    $ 7,054,544 $(7,417,180)   $   --      (173,466)    (529,091)

Shares issued for
rescinded merger .....   1,500,000        1,500       --        --             --      --             --         --            1,500

Additional shares issued
for debt settlement ....   761,219          761       --        --          207,507    --             --         --          208,268

Additional shares issued
for services ..........  2,547,006        2,547       --        --          280,489    --             --         --          283,036

Additional shares issued
for investments ......     129,940          130       --        --           25,938    --             --         --           26,068

Additional shares issued
for other consideration .   68,875           69       --        --            6,068    --             --         --            6,137

Changes in unrealized gain
on available
for sale securities ....      --           --         --        --            --       --             --         --          181,044

Changes in trade
 and media credits ......     --           --         --        --            --       --             --      167,865        167,865

Net loss for the year         --           --         --        --            --      (1,186,548)     --         --      (1,186,548)
BALANCE,
  December 31, 1996 ..  11,805,526    $  11,805    213,440      213    $ 7,574,546   $(8,603,728) $ 181,044  $ (5,601)   $ (841,721)

                                                       See accompanying notes

                         BRIA COMMUNICATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Investment securities

Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Basis of Financial Statement Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses and at December 31, 1996 the stockholders equity reflects a deficit of $841,721. The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses, settle its obligations and develop an active business.

               BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995
                         BRIA COMMUNICATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 2 - INVESTMENT SECURITIES

Securities available-for-sale consist of the following:

                                     Gross           Gross
                    Amortized      Unrealized      Unrealized         Fair
                      Cost              Gains          Losses        Value
Equity securities  $404,445          $357,260         $176,216    $585,489
                   ============  =============      ===========  ===========

The fair value included an amount of $532,076 attributable to an investment the Company made in Eurotronics Holdings Incorporated. During 1997 the trading value for that security dropped precipitously resulting in a much lower value in those securities. Eurotronics Holdings Incorporated also had a reverse stock split during 1997 which had the effect of drastically reducing the number of shares owned by the Company. As of February 20, 1998, the value of this security was approximately $1,400, a loss in value of $530,676.

Proceeds from sales of securities were $24,202 in 1996 resulting in gross losses of $10,268.


NOTE 3 - NOTES PAYABLE - OFFICERS AND DIRECTORS

Notes payable to officers and directors consists of the following:

                                                  December 31,
                                                      1996

         Note payable, with interest at 8%          $47,520
         Note payable, with interest at 8.5%         20,100

                                                    $67,620


At December 31, 1996 the above notes payable to officers and directors were in default.


NOTE 4 - GAIN FROM DEBT SETTLEMENT

During 1995, the Company settled debts largely through the issuance of Class A common stock resulting in a gain of $227,809.

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995
                         BRIA COMMUNICATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 5 - STOCK OPTIONS AND WARRANTS

During 1995, the Company granted Karston Electronics, Ltd. and East-West Trading Corp. both options to purchase 250,000 of its Class A common stock at $.50 per share. All the options expired in August, 1996.

During 1995, the Company granted its president, Richard Lifschutz, options to purchase 5,000 shares per month of its Class A common stock at $.50 for 12 months ending in February, 1966 (60,000 shares). All the options expired in March, 1996.

During 1996, the Company granted options to purchase 1,059,460 shares of Class A common stock. All of these options were exercised during 1996.

Activity under the Company's plans was as follows:

                                       Number of                    Option
                                         Shares                Price per share
Outstanding at December 31, 1994            -
   Granted                               560,000                    $.50
                                       ---------

Outstanding at December 31, 1995        560,000
   Expired 1996                         560,000)
   Granted 1996                        1,059,460             $.15  - $.26
   Exercised 1996                     (1,059,460)            $.15  - $.26
                                       ---------
Outstanding at December 31, 1996          --

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

NOTE 6 - COMMON STOCK

During 1995, the Board of Directors approved a 1 for 40 reverse stock split of the Class A common stock, and an increase in the authorized number of shares of Class A common stock from 10,000,000 to 200,000,000 shares. A 1995 Special Meeting of Shareholders approved a reduction in the par value per share of Class A and Class B common stock from $.10 to $.001.

The details of the Company's Common Stock at December 31, 1996 are as follows:

                                                                Number of Shares
                                                                       1996
Class A, $.001 par value:
  Authorized                                                        200,000,000
  Issued and outstanding                                             11,805,226

Class B, $.001 par value:
 Authorized                                                             220,000
 Issued and outstanding                                                 213,440

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

NOTE 6 - COMMON STOCK (Continued)

Class B shares are convertible into Class A shares on a forty-for-one basis and each class has the same rights and privileges with the exception of voting.

On May 8, 1996, a Stock Exchange Agreement between the Company and AltaChem was rescinded by all parties retroactive to its inception on December 3, 1995. Pursuant to the cancellation agreement, all shares of common stock previously exchanged are to be returned. At December 31, 1996, 18,749,796 shares of the Company's Class A common stock had not been returned. The Company has notified its stock transfer agent that these shares are not outstanding and are to be canceled upon receipt of the certificate, accordingly, a stop transaction order has been placed on the shares by the agent. These shares are not included in the total of outstanding shares in the financial statements. Direct costs associated with this 1995 business acquisition effort in the amount of $137,215 appear in the statements of operations as an extraordinary item.

NOTE 7 - INCOME TAXES

At December 31, 1996, the Company had a federal net operating loss (NOL) carryforward totaling approximately $4,085,000 that may be offset against future taxable income in varying amounts through 2011. In addition, the Company has certain tax credit carryforwards of approximately $131,000 which expire in varying amounts between 2000 and 2005. The Company has approximately $7,000,000 of capital loss carryover that expires in 1999. Loss carryovers of approximately $6,500,000 and tax credits of Approximately $122,000 were lost during 1994 when the Company's subsidiaries were dissolved pursuant to Chapter 7 bankruptcy. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit resulting from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryovers in the event of a significant change in ownership of the Company.

NOTE 8 - PROFIT SHARING PLANS

The Company's profit-sharing plan and 401K plan were terminated and the assets were distributed in 1995 and 1994 to the entitled beneficiaries. The Company made no employer contributions to the plans in 1995.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leased manufacturing, storage and office facilities under an operating lease. The lease agreement stated that tenancy was from month to month after December 31, 1993, terminable by either party on 30 days prior notice but no later than March 31, 1994. The Company was evicted on or about March 31, 1994. The Company believes that additional charges after that date are not justified according to the terms of the lease agreement. The landlord has billed the Company for a variety of charges since that date resulting in a disagreement over the amount owed by the Company. As of December 31, 1995, the Company has recorded an obligation of $354,711 as compared to the landlord's claim of $1,474,228, resulting in an amount in dispute of approximately $1,119,517. This disputed amount does not appear as an obligation on the Company's financial statements. No law suits have been filed to date regarding the disputed amount, however, the landlord received a judgment in its favor in 1993 in the amount of $351,005 representing the Company's obligation at September 24, 1993. The Company believes that the possibility of an unfavorable outcome regarding this disputed amount is reasonably possible but not probable.

Additionally, the Company is obligated under its lease agreement to reimburse the landlord for all costs of environmental clean-up. The Company executed two security agreements with the landlord as the secured party for the costs of clean-up. The first $100,000 is subordinate only to the security interest of the bank debt, if any, taxes owed to Internal Revenue Service, and State of New Jersey taxes. Any liability in excess of $100,000 is secured but subordinate to the security interest of the same entities plus that of Ira and Lawrence Friedman. During 1996, the landlord billed the Company $390,697 for environmental clean-up costs which the landlord claims to have incurred. The Company has recognized this obligation in its financial statements although supporting documentation has not been furnished by the landlord. The Company had insurance policies which it believes should cover approximately $100,000 of the clean-up costs, however, the insurance company has denied any liability.

NOTE 10 - RELATED PARTY TRANSACTIONS

Richard Lifschutz, the Company's president and director, is compensated pursuant to an agreement dated March 1, 1995. From March 1995 until June 1996 the agreement provided for Mr. Lifschutz to receive 5,000 shares of the Company's Class A common stock per month for services rendered as well as options to purchase 5,000 additional shares per month at an option price of $.50 per share. None of these options were exercise and they expired in June, 1996. On July 5, 1996, the agreement was amended to provide for the monthly issuance of 10,000 shares per month. The Company discontinued this compensation plan in November 1996.

Richard Lifschutz, is also a media and barter broker with "ITEX" barter network. During 1995, the Company acquired media and barter credits in exchange for shares of its Class A common stock. Mr. Lifschutz, as a broker, negotiated the transactions. The media credits were exchanged for trade credits during 1996. The value for outstanding trade credits acquired in exchange for shares is considered prospective and unrealized at December 31, 1996 and is therefore deducted from the stockholders' equity. Canton Financial Services has served as a consultant to the Company pursuant to a May 16, 1995 consulting agreement. The Company has the option of either paying in cash or in shares of the Company's Class A common stock. Canton Financial may be deemed to an affiliate of the Company because of being under the potential common control of Allen Wolfson, who is the indirect beneficial owner of a majority of the Company's Class B Common Stock. Pursuant to the Company's Articles of Incorporation the holders of the class B Common Stock are entitled to elect a simple majority of Company's directors. Allen Wolfson is a potential control person of CyberAmerica Corporation, which is the parent of Canton Financial Services.

NOTE 11 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

NOTE 12 - SUBSEQUENT EVENTS

On September 10, 1996, the Company acquired all outstanding capital stock of Kingslawn Offset, Inc. in exchange for shares of the Company. The Company unilaterally terminated the acquisition subsequent to the end of the year because Kingslawn failed to deliver certain documents which were required at or before closing. This termination was treated as though the transaction were rescinded from inception.

On April 11, 1997, the Company effected a l for 20 reverse split of its Class A Common Stock reducing the authorized common stock to 10 million.
















                      [THIS SPACE LEFT INTENTIONALLY BLANK]

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


     On January 11, 1995, the Company relieved its independent accountant, Broza, Block & Rubino ("Broza") of its duties. Broza had been the Company's independent accountant for over ten years. The Company filed a Form 8-K on January 16, 1995, and a Form 8-K/A on February 6, 1995 and also on March 8,
1995. The February 6, 1995 Form 8- K/A was filed to respond to Rule 304(a)(1)(iv) of Regulation S-B which was not done in the January 16, 1995 report. The March 8, 1995 Form 8-K/A was filed because the Company had then just received Broza's response to the original Form 8-K.

     Neither of Broza's reports on the financial statements for the two years prior to Broza's discharge contained an adverse opinion or disclaimer of opinion, nor was either modified as to uncertainty, audit scope or accounting principles. However, the financial statements included in the Company's 1993 10-KSB report, prepared by Broza, included a single sentence expressing its doubt as to the Company's ability to continue as a going concern.

     The  decision  to  change  accountants  was  recommended  by the  board  of directors and stemmed from a change in the location of the Company's headquarters. There were no disagreements between Broza and the Company on any matter of accounting principles, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years and any subsequent period.

     The Company retained Andersen, Andersen & Strong of Salt Lake City, Utah on August 28, 1995 to perform the Company's audit for the fiscal years ending December 31, 1994 and 1995. Andersen, Andersen, & Strong also conducted the audit for the fiscal year ending December 31, 1996 which accompanies this report. There were no consultations with the newly engaged accountant during the last two fiscal years or subsequent interim period regarding any of the information in Item 304(a)(2)(i) or 304(a)(2)(ii).

                                    PART III

--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

Directors, Executive Officers and Control Persons

 Name                           Age          Position(s) and Office(s)

 Richard Lifschutz              50           Director, President

 Isaac Lifschutz                25           Director, Secretary, Treasurer

 Allen Wolfson                  52           Control Person

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

     Allen Wolfson has never been named as an officer or director of the Company, but may be deemed to have had significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company by virtue of his indirect, beneficial ownership of approximately 53.8% of the Company's Class B Common Stock, which class has the right to elect a simple majority of the Company's directors. Allen Wolfson is the sole shareholder of A-Z Professional Consultants, Inc., a Utah corporation which owns 53.8% of the Company's Class B Common Stock. Allen Wolfson may be deemed to control the Company by virtue of his indirect ownership of a majority of the class of equity securities entitled to elect a majority of the Company's board of directors. Mr. Wolfson is also disclosed to be a control person of CyberAmerica Corporation, a publicly traded company and parent to Canton Financial Services, which has served as a consultant to the Company since 1994. Canton Financial Services may be deemed to be an affiliate of the Company by virtue of this potential common control. For more information on Canton Financial Services, see "Item 12 - Certain Relationships and Related Transactions."

     Mr. Wolfson obtained a B.S. in Marketing from the University of Southern Florida in 1968 and in 1970 he graduated with an M.A. in Distributive Vocational Education. Mr. Wolfson has worked 59 credit hours toward an M.B.A. from Troy State University in Montgomery, Alabama. He has also been a licensed general contractor and a real estate agent and developer. Mr. Wolfson has been the sole owner of A-Z Professional Consultants, Inc. since April 11, 1990 and has been a professional consultant for various public and private companies for 20 years.


     In 1986, Mr. Wolfson was convicted of violating 18 U.S.C. ss.371; 18 U.S.C. ss.ss.1001 and 1002; and 18 U.S.C. ss.ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until May 1995. In February 1995, a complaint was filed with the Florida Court alleging that Mr. Wolfson had violated the terms of the probation. The Florida Court changed the jurisdiction of the matter to the U.S. District Court for the District of Utah, Central Division (the "Utah Court"). The Utah Court heard the matter in August 1995 and on October 20, 1995, the Court ruled that a violation of the original terms of the probation had occurred. This finding effectively revoked Mr. Wolfson's probation. The Utah Court judge signed a written order containing new terms of probation, including a term which prohibits Mr. Wolfson from engaging in directly in any transaction, including the purchase and sale of stock, in connection with stock promotion or any stock offering. Mr. Wolfson filed an objection seeking clarification of the probation terms but the Court has not responded to this objection. There is currently pending a motion for the early termination of Mr. Wolfson's probation and supervised release.

Compliance with Section 16(a) of the Exchange Act

     The Company is aware that Richard Lifschutz, the Company's chief executive officer and director, Isaac Lifschutz, the Company's secretary, treasurer and a director, and Joseph Shimron, the Company's former director, each failed to timely file Form 4 as required by Section 16(a) of the Securities Exchange Act of 1934 for the 500 shares that were issued to each of them on November 8, 1996.

--------------------------------------------------------------------------------

ITEM  10.     EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Executive Compensation

     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the 1996 fiscal year.

     The following table provides summary information for each of the last three fiscal years concerning cash and non- cash compensation paid or accrued by the Company to or on behalf of Richard Lifschutz who serves as the Company's chief executive officer:





                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation Awards   Long Term Compensation


Name and Principal     Year Salary Bonus Other  Restricted Options/  LTIP  Other
Position                       ($)  ($)  Annual Stock      SARs(#)  Payout
                                         Comp.  Awards

--------------------------------------------------------------------------------
Richard Lifschutz, ... 1996  -0-  $5,000o -0-  $ 8,993*     -0-      -0-     -0-
President and  ....... 1995  -0-    -0-   -0-  $22,348+     -0-      -0-     -0-
Chief Executive Officer

James Tilton, .......  1995  -0-    -0-   -0-    -0-        -0-      -0-     -0-
Former Chief
Executive Officer

-------------------------------------------------

* Pursuant to the terms of a March 31, 1995 agreement, the Company issued Mr. Lifschutz 5,000 restricted shares of Common Stock per month from the period of March 31, 1995 to July 31, 1996 as consideration for his services as the Company's president, chief executive officer and director. In August 1996, this amount was increased to 10,000 shares of stock per month. The Company discontinued this compensation to Mr. Lifschutz on or about November 1996. The Company issued a total of 3,288 shares (as adjusted for the April 11, 1997 1-for-20 reverse stock split) to Mr. Lifschutz during 1996. The shares were valued at 50% of the closing bid and asked prices for the Common Stock on the 10 days preceding the date of issuance, the discount reflecting the one year holding period imposed on the Common Stock.

o This dollar figure represents 500 shares of Common Stock which were issued to Mr. Lifschutz on November 8, 1996 pursuant to a Registration Statement on Form S-8. The shares were valued at the market price of the Common Stock on the date of issuance. + Pursuant to the terms of a March 31, 1995 agreement, the Company issued Mr. Lifschutz 5,000 restricted shares of Common Stock per month from the period of March 31, 1995 to December 31, 1995. The Company issued a total of 4,049 shares (as adjusted for the April 11, 1997 1-for-20 reverse stock split) of Common Stock to Mr. Lifschutz during 1995. The shares were valued at 25% of the closing bid and asked prices for the Common Stock on the 10 days preceding the date of issuance, the discount reflecting the two year holding period imposed on the Common Stock.

Compensation Of Directors

     Richard Lifschutz, the Company's president, chief executive officer and director is compensated pursuant to a Letter Agreement dated March 1, 1995. From March 1995 until June 1996, the Agreement provided for Mr. Lifschutz to receive 5,000 restricted shares of Common Stock per month for services rendered on behalf of the Company. On July 5, 1996, the Agreement was amended to provide for the monthly issuance of 10,000 restricted shares to Mr. Lifschutz. The Agreement also entitles Mr. Lifschutz to receive additional compensation, as a finder's fee, for business opportunities that Mr. Lifschutz introduces to the Company. The Company discontinued this compensation plan on or about November 1996.

     The Company does not have any formal compensation arrangements with any of its other directors. Instead, the Company has issued restricted shares of Common Stock to directors on an ad hoc basis based upon the services performed by those individuals as directors. During the 1996 fiscal year, the Company issued 2,500 shares of Common Stock to other directors.
--------------------------------------------------------------------------------

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

     On February 2, 1998, there were 1,862,315 shares of the Company's Class A Common Stock $0.001 par value and 213,438 shares of its Class B Common Stock $0.001 par value, issued and outstanding. The Company's Class A Common Stock is publicly traded on the OTC Bulletin Board. The Company's Class B Common Stock is not publicly traded and is owned exclusively by the two entities listed below. The following table sets forth information concerning the stock ownership as of February 2, 1998 with respect to: (i) each person who is know to the Company to be the beneficial owner of more than 5 percent of each class of the Company's Class A and Class B Common Stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group. For more information on the Company's Class A Common Stock and Class B Common Stock, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."

                                                 Amount Nature
Title of Class   Name and Address of             of Beneficial
                  Beneficial Owner                 Ownership    Percent of Class
                                                        CLASS A COMMON STOCK
Class A          Allen Wolfson                      124,146+                6.6%
Common Stock     268 West 400 South, Suite 300
                 Salt Lake City, Utah 84101
Class A          Richard Lifschutz                   10,475                 0.6%
Common Stock     147-17 Newport Avenue
                 Neponsit, NY 11964
Class A          Isaac Lifschutz                      3,250                 0.1%
Common Stock     147-17 Newport Avenue
                 Neponsit, NY 11964
Class A          Officers and Directors as a Group   13,725                 0.7%
Common Stock
                                                        CLASS B COMMON STOCK
Class B          Ira L. Friedman                     98,438                46.1%
Common Stock     10 Bingham Hill Circle
                 Rumson, New Jersey 07760
Class B          A-Z Professional Consultants, Inc. 115,000                53.8%
Common Stock     268 West 400 South, Suite 300
                 Salt Lake City, UT 84101

--------------------------------------------

+ Of this total, 80,838 shares are held of record by A-Z Professional Consultants, Inc., a Utah corporation of which Mr. Wolfson is the sole shareholder. The remaining 43,308 shares are held of record by Canton Financial Services Corporation. These latter shares may be deemed to be beneficially owned by Mr. Wolfson by virtue of his potential control of the parent corporation of Canton Financial Services. Mr. Wolfson disclaims beneficial ownership of these latter 43,308 shares.

Changes in Control

     The Company is conducting preliminary negotiations with various entities with the objective of effecting a merger or acquisition. Due to the Company's limited cash position, the Company will have to tender a controlling interest of its Common Stock as consideration for any acquisition or merger which the Company ultimately effects. However, the Company has not yet entered into any agreements with these entities and is aware of no current arrangements which may result in a change of control or change in management of the Company.

--------------------------------------------------------------------------------

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

Transactions  Involving by James Tilton,  Jane Zheng,  Aster De Schrijver &
AltaChem

     In May 1995, the Company began negotiations with AltaChem Group, Inc., Ireland ("AltaChem") and the shareholders of AltaChem. To facilitate this anticipated acquisition, the Company appointed Aster De Schrijver, James Tilton and Jane Zheng as directors on August 3, 1995. At that time, Mr. De Schrijver owned, directly or indirectly, 100% of the issued and outstanding capital stock of AltaChem. James Tilton helped introduce the Company to AltaChem and performed services related to the proposed acquisition. Jane Zheng is the wife of Mr. Tilton. De Schrijver, Tilton and Zheng were appointed as directors because of their familiarity with the operations of AltaChem, and because of Mr. De Schrijver's and Mr. Tilton's controlling interest in the capital stock of the Company to be issued pursuant to the proposed transaction by and between the parties.

     On December 8, 1995, the Company entered a Stock Exchange Agreement with AltaChem, De Schrijver and Tilton.

     Pursuant to the Stock Exchange Agreement, the Company acquired 100% of the capital stock of AltaChem. As consideration, the Company issued a quantity of Common Stock sufficient to give Tilton and De Schrijver 75% of the total outstanding shares of Common Stock. The Stock Exchange Agreement required AltaChem to deliver audited financial statements and a schedule of assets to the Company within 180 days. AltaChem failed to provide these materials within the required time period and indicated to the Company that it was not capable of delivering the financial statements in the immediate future. Accordingly, on May 8, 1996, the parties to the Agreement signed a Rescission of Stock Exchange Agreement and Release of All Claims (the "Rescission Agreement"). The Rescission Agreement unwound the Stock Exchange Agreement from the beginning. Mr. De Schrijver and Mr. Tilton were required to return their shares of Common Stock to the Company, and the Company was required to return AltaChem's Common Stock. All parties to the Stock Exchange Agreement agreed to release each other from all potential claims they may have had as a result of that Agreement.

     On December 20, 1995, the Company entered Stock Exchange Agreements with OMAP Holdings Incorporated ("OMAP"), Tianrong Building Material Holdings, Ltd. ("TBMH"), and Eurotronics Holdings Incorporated ("Eurotronics"), each of which was under the common control of Aster De Schrijver, James Tilton and Jane Zheng. The purpose of each Stock Exchange Agreement was to transfer, in a tax-free exchange, a quantity of Common Stock as determined by dividing $300,000 by the closing bid price for the Company's Common Stock on the date of the agreements in exchange for a similarly determined quantity of the common stock of OMAP, TBMH and Eurotronics. All stock transferred pursuant to these Agreements was restricted. The Company valued the stock received in each of these transactions at $114,815 on its financial statements for the year ended December 31, 1995. For more information on these transactions, see the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

     On December 21, 1995, the Company sold an additional 14,517 shares of Common Stock to OMAP for $90,000. On January 15, 1996, the Company purchased 2,858 shares of OMAP for $10,000. On January 30, 1996, the Company purchased an additional 6,154 shares of OMAP for $20,000. Finally, on February 9, 1996, the Company purchased 8,572 shares of OMAP for $30,000.

Transactions Involving Canton Financial Services and Affiliated Entities

     Canton Financial Services has served as a consultant to the Company since 1994, assisting the Company in locating potential merger or acquisition candidates and in providing general bookkeeping and record keeping and administrative services. Canton Financial has accepted the Company's Common Stock in lieu of cash compensation in exchange for its services on behalf of the Company pursuant to a May 16, 1995 consulting agreement. During the 1996 fiscal year, the Company issued a total of 40,729 shares of Common Stock to Canton Financial. Canton Financial may be deemed to be an affiliate of the Company by virtue of being under the potential common control of Allen Wolfson, who is the indirect beneficial owner of a majority of the Company's Class B Common Stock. Pursuant to the Company's Articles of Incorporation, the holders of the Class B Common Stock are entitled to elect a simple majority of the Company's directors. Allen Wolfson is disclosed to be a potential control person of CyberAmerica Corporation, a public Nevada corporation which is the parent of Canton Financial Services.

     On July 11, 1996, the Company executed an agreement with CyberMalls, Inc., a wholly-owned subsidiary of Canton Financial. Pursuant to that agreement, the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI"). CFI had a business plan to market football-related products and services over the Internet. According to the agreement, the Company was to find clients interested in marketing products related to football. CyberMalls was obligated to provide the related computer programming, art work and technical assistance. In exchange for CFI and the ongoing support of CyberMalls, the Company was required to issue 39,750 million shares of Common Stock, to execute an $11 million promissory note in favor of CyberMalls and to provide other consideration contingent upon the future profitability of CFI. On February 25, 1997, the Company received notice of CyberMalls' decision to discontinue operations. Because the Company lacked the expertise to effect CFI's business without the assistance of CyberMalls, CFI's operations effectively terminated. The Company did not deliver any of the consideration required in the agreement to acquire CFI and was released from any obligation to do so pursuant to a settlement executed between the Company and CyberMalls subsequent to the 1996 fiscal year.

--------------------------------------------------------------------------------

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which is herein incorporated by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1996. On March 27, 1997 and subsequent to the end of the fourth quarter, the Company filed a Form 8-K disclosing its sale of 100,000 shares of Common Stock pursuant to the exemption from registration provided under Regulation S.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of March 1998.

     BRIA Communications Corporation

     /s/ Richard Lifschutz
    --------------------------------
     Richard Lifschutz

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                              Date


/s/ Richard Lifschutz
---------------------       President and Director            March 20, 1998
Richard Lifschutz


/s/ Isaac Lifschutz
---------------------      Secretary, Treasurer and Director  March 20, 1998
Isaac Lifschutz

                                INDEX TO EXHIBITS

EXHIBIT      PAGE
NO.           NO.            DESCRIPTION

3a            *              Certificate   of   Incorporation   of  the  Company
                             (incorporated  herein  by  reference  from  Exhibit
                             3(a)(i) from the Form 8-K filed by the Company on June 28, 1996).

3b            *              By-Laws  of the  Company  (incorporated  herein  by
                             reference from Exhibit 3(a)(ii) from the Form 8-K filed by the Company on June 28, 1996).

                             MATERIAL CONTRACTS

10 (i)(a)     *              Letter of agreement dated March 1, 1995
                             between   the   Company   and   Richard   Lifschutz
                             (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the Company on December 28,
                             1995).

10 (i)(b)     *              Consulting Agreement dated August 4, 1995, but made
                             effective March 1, 1995, between the Company and East-West Trading Corporation (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the
                             Company on December 28, 1995).

10 (i)(c)     *              Consulting Agreement dated August 4, 1995, but made
                             effective March 1, 1995, between the Company and Karston Electronics, Ltd. (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the
                             Company on December 28, 1995).

10 (i)(d)    *               Consulting  Agreement  dated May 16, 1995, but made
                             effective  February 18,  1995,  between the Company
                             and   Canton   Financial    Services    Corporation
                             (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB filed by the Company on December 28,
                             1995).

10 (i)(e)    *               Stock  Exchange   Agreement  of  December  8,  1995
                             between  the  Company  and  AltaChem  Group,   Inc.
                             (incorporated   herein   by   reference   from  the
                             Company's 8-K dated May 8, 1996).

10 (i)(f)    *               Purchase   Agreement   between   the   Company  and
                             CyberMalls, Inc. dated July 11, 1996 (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10 (i)(g)    *               Financial      Consulting     Agreement     between
                             CyberFootball   and  Canton   Financial   Services,
                             Corporation dated August 31, 1996 (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).


10 (i)(h)    *               Agreement for Exchange of Stock between the Company
                             and Kingslawn Offset, Inc. dated September 10, 1996
                             (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10 (i)(i)     *              Stock  Exchange  Agreement  of  December  20,  1995
                             between the Company and OMAP Holdings  Incorporated
                             (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10 (i)(j)     *              Stock  Exchange  Agreement  of  December  20,  1995
                             between    the   Company    Eurotronics    Holdings
                             Incorporated (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10 (i)(k)     *              Stock  Exchange  Agreement  of  December  20,  1995
                             between the Company and Tianrong  Building Material
                             Holdings, Ltd. (incorporated herein by reference from exhibit of like number from the Company's
                             Annual  Report on Form  10-KSB  for the year  ended
                             December 31, 1995).

10 (i)(l)     *              Stock  Purchase  Agreement  dated  January 15, 1996
                             betweeen    the   Company    and   OMAP    Holdings
                             Incorporated, a Nevada corporation (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10 (i)(m)     *              Stock  Purchase  Agreement  dated  January 30, 1996
                             between the Company and OMAP Holdings  Incorporated
                             (incorporated herein by reference from exhibit of like number from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10 (i)(n)     *              Stock  Purchase  Agreement  dated  February 9, 1996
                             between the Company and OMAP Holdings  Incorporated
                             (incorporated  herein by reference  from exhibit of
                             like number  from the  Company's  Annual  Report on
                             Form 10-KSB for the year ended December 31, 1995).
10 (i)(o)     *              Stock Purchase  Agreement  dates September 28, 1995
                             between the Company and Tianrong  Building Material
                             Holdings, Ltd (incorporated herein by reference from exhibit of like number from the Company's
                             Annual  Report on Form  10-KSB  for the year  ended
                             December 31, 1995).

o These exhibits appear in the manually signed original Reports for the periods indicated by each item and are hereby incorporated by this reference.