Form 10KSB
period 1997-12-31
BRIA COMMUNICATIONS CORP
filed 1998-06-11
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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

                          Yes              No   XX

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's total consolidated revenues for the year ended December 31, 1997, were $0.

     The aggregate market value of the registrant's Class A Common Stock, $0.001 par value (the only class registered under the Exchange Act), held by non-affiliates was approximately $49,288 based on the last sale price thereof reported on the consolidated tape for March 31, 1998.

         The number of shares outstanding of the issuer's Class A Common Stock ($0.001 par value), as of March 31, 1998 was 1,541,349.

                              Total Number of Sequentially Numbered Pages _16_
                                                Index to Exhibits on Page _15_
                                        1

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

         In early 1994, the Company agreed to merge into MAXMusic, Inc., a Delaware corporation ("MAXMusic"), pursuant to an Agreement and Plan of Merger dated July 11, 1994 ("Merger Agreement"). The Company began extensive restructuring and reorganization in furtherance of the Merger Agreement. Upon the completion of merger and recapitalization, the shareholders of MAXMusic would have exchanged 100% of their shares for a minimum of 80% of the Class A Common Stock of the Company. On March 18, 1994, a petition was filed against the Company in the U.S. Bankruptcy Court requesting an order for relief under Chapter 7 of the Bankruptcy Code (Case Number: 94- 31635). This involuntary bankruptcy petition was filed by three of the Company's major creditors with claims totaling approximately $147,000. MAXMusic agreed to purchase the debts of the three creditors and the original petitioners stipulated to an extension of time to answer the petition until June 1, 1994. This information was disclosed in a report on Form 8-K filed with the Securities and Exchange Commission on April 11, 1994. On June 28, 1994, the Company reached a settlement with the petitioning creditors and a payment was put in escrow to settle the debt. On July 27, 1994, the U.S. Bankruptcy Court dismissed the petition pursuant to 11 U.S.C. Section 303(j) of the United States Bankruptcy Code.

         The Company ceased all active operations on June 30, 1994. Four administrative employees remained on the payroll until September 30, 1994 to facilitate the sale of the final Company assets in preparation for a planned merger with MAXMusic. These employees focused their efforts on winding down unsuccessful operations and settling debts with the Company's creditors. The four employees were ultimately terminated on September 30, 1994. On November 8, 1994, MAXMusic exercised its option to rescind the Merger Agreement pursuant to the Merger Agreement's terms. MAXMusic had signed promissory notes totaling over $776,000 plus accrued interest that were due on July 31, 1994. These notes would have been extinguished as part of the merger. However, since the merger was rescinded, $287,000 worth of the notes, plus interest, became immediately due and the remaining $489,250 worth of notes, plus accrued interest, came due over a twelve month period. MAXMusic has since declared bankruptcy and the Company does not anticipate receiving any portion of the money due under the terms of the promissory notes.

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

         On February 25, 1997, both CFI and the Company received notice of CyberMalls' decision to discontinue its operations. Pursuant to its agreement with CyberMalls, CFI's further development and subsequent operations depended solely on the services provided by the CyberMalls staff and CFI could not carry out its business plan without the support of CyberMalls. CFI therefore terminated its operations, which had not begun to generate revenue. The Company was released from its obligation to deliver the consideration to be paid for CFI pursuant to a subsequent settlement with CyberMalls. CyberMalls is the wholly-owned subsidiary of Canton Financial Services Corporation, an entity which may be deemed to be under the common control of Allen Wolfson, a potential control person of the Company. For more information on this transaction, see "Item 12 - Certain Relationships and Related Transactions" and "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a)of the Exchange Act."

         On September 10, 1996, the Company acquired all outstanding capital stock of Kingslawn Offset, Inc., a New York corporation and printing concern engaged in the printing of full color catalogs, sales sheets, and other publications ("Kingslawn"). In exchange for the stock of Kingslawn, the Company issued 75,000 shares of Common Stock to Joseph Shimron, the sole shareholder of Kingslawn. The Company also granted Mr. Shimron a $500,000 lien on the assets of Kingslawn and subsequently appointed Mr. Shimron to the Company's board of directors. Mr. Shimron resigned from the board of directors on November 26, 1997. The Company acquired Kingslawn with the intent to expand Kingslawn's printing operations. Subsequent to the end of 1996, the Company became aware that the financial condition of Kingslawn was inferior to that which had been represented during the negotiation of the acquisition. Kingslawn also failed to deliver certain financial statements, certificates and corporate resolutions which were required to be presented at or before closing. After repeated attempts to acquire such documents, the Company unilaterally terminated the acquisition agreement subsequent to the end of the fiscal year. The Company is currently investigating its right to
--------
(1) As used throughout this Form 10-KSB, the term "Common Stock" refers to the Company's Class A common stock, par value $0.001. All references to quantities of shares have been adjusted to account for the 1-for-20 reverse stock split effected by the Company on April 11, 1997.

recover the consideration paid to acquire Kingslawn.

         On January 9, 1997 the Company signed a non-binding letter of intent to acquire all outstanding capital stock of Live T.V. Corporation ("Live TV"), a Nevada corporation which broadcasted live interactive audio and video programming via the Internet. The Company subsequently terminated discussions with Live T.V.

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

         The Company was evicted on or about March 31, 1994. The landlord has obtained a $351,005 judgment against the Company representing the Company's rent payment obligation as of September 24, 1993. This judgment remains unpaid as of the date this report was filed. The Landlord has also continued to bill the Company for a variety of charges since the date of eviction, resulting in a disagreement over the amount owed by the Company. The Company believes that additional charges are not justified according to the terms of the lease agreement because of the eviction and the natural termination of the modified lease. For the year ended December 31, 1997, the Company has recorded an obligation of $354,712 as compared to the Landlord's claim for $1,240,029, resulting in an amount in dispute of approximately $885,317. The disputed amount has not been included as a liability on the Company's financial statements as no lawsuits have been filed to date regarding the disputed amount. However, the Company believes that it is possible that an unfavorable outcome regarding the disputed amount would be rendered. The landlord is also asserting that it is owed an additional $403,065 as reimbursement for environmental testing and cleanup costs the landlord has incurred, although the landlord has not detailed the expenses it is claiming and no action to recover this amount has been initiated by the landlord.

--------------------------------------------------------------------------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1997.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

--------------------------------------------------------------------------------

         The following table sets forth the prices of the Company's Class A Common Stock on the OTC Bulletin Board for each quarter during fiscal years 1997 and 1996. The National Association of Securities Dealers was the source of the information for these prices. The over-the-counter market quotations are based on inter-dealer bid prices, without markup, markdown, or commission, and may not necessarily represent actual transactions. The bid prices are as of the days quoted and no adjustments to price have been made to account for the subsequent 1-for-20 reverse stock split effected by the Company on April 11, 1997 (see below).

                                  BID QUOTATION


  Fiscal Year 1997                High Bid Price                   Low Bid Price
  ----------------                --------------                   -------------
Quarter Ended 3/31/97                $0.25                             $0.06
Quarter Ended 6/30/97                $0.06                             $0.03
Quarter Ended 9/30/97                $0.06                             $0.03
Quarter Ended 12/31/97               $0.32                             $0.02
           Fiscal Year 1996
Quarter Ended 3/31/96                $1.00                             $0.69
Quarter Ended 6/30/96                $1.00                             $0.50
Quarter Ended 9/30/96                $1.00                             $0.50
Quarter Ended 12/31/96               $1.00                             $0.12

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

Shareholders

         As of March 31, 1998, there were approximately 738 record holders of Common Stock holding approximately 1,541,349 outstanding shares of Common Stock.

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

         On July 11, 1996, the Company executed an agreement with CyberMalls, Inc. ("CyberMalls"), a wholly-owned subsidiary of Canton Financial Services Corporation, a potential affiliate of the Company. Pursuant to that agreement, the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI"). CFI had a business plan to market football-related products and services via the Internet. According to the agreement, the Company, through its officers, directors and retained consultants, was to seek out and contract with clients interested in marketing products related to football. CyberMalls was obligated to provide the computer programming and other technical assistance necessary to advertise and sell such products over the Internet. On February 25, 1997, the Company received notice of CyberMalls' decision to discontinue operations. Because the Company lacked the expertise to effect CFI's business plan without the assistance of CyberMalls, CFI's operations effectively terminated. The Company did not deliver any of the consideration required in the agreement to acquire CFI and was released from any obligation to do so pursuant to a settlement executed between the Company and CyberMalls subsequent to the 1996 fiscal year. For more information on this transaction, see "Item 12 - Certain Relationships and Related Transactions."

         On September 10, 1996, the Company acquired 100% of the issued and outstanding capital stock of Kingslawn Offset, Inc., a New York printing concern. The Company acquired Kingslawn with the intention of expanding Kingslawn's current printing operations by helping Kingslawn raise the capital necessary to purchase additional equipment and increase production. However, the Company later discovered that Kingslawn's financial condition was inferior to what had been represented during the negotiation of the contract. Kingslawn also failed to deliver documents necessary to complete the acquisition including required financial statements, certificates and evidence of ownership. After several months of attempted negotiations, the Company unilaterally terminated the contract for breach of material conditions of the contract and is now investigating its right to reclaim consideration paid for the acquisition. Because the acquisition of Kingslawn was never completed and has since been terminated, the Company did not include Kingslawn in the financial statements covered in this report.

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

         Of the 52,973 shares of Common Stock which were issued pursuant to the exercise of options under the Plan, approximately 25,000 were issued to consultants which the Company had retained to assist in marketing CFI to potential customers. An additional 1,500 shares were issued to the Company's officers and directors, who accepted the Common Stock in lieu of other compensation. The Company also issued 26,098 shares of Common Stock to Canton Financial Services Corporation in exchange for financial consulting services provided to the Company including assistance in locating potential merger or acquisition candidates, general bookkeeping and record keeping, and administrative services. During the first quarter of 1997, the Company also granted options to purchase an additional 45,920 shares of Common Stock to Canton Financial. All option granted have been exercised.

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

         Under the first of the agreements, the Company issued a total of 625,011 shares of its Common Stock to the following nine offshore entities: The China Connection, a corporation of the Isle of Man; Consolidated Euro Holding Limited, a Nevis West Indies corporation; East West Trading Corporation, a Nevis West Indies corporation; Karston Electronics, Ltd., a British Virgin Islands corporation; Lexington Sales Corporation, Ltd., a corporation of the Isle of Man; Oriental Investments, Ltd., a corporation of the Republic of Mauritius;
Premier  Sales  Corporation,  Ltd., a  corporation  of the Isle of Man;  Sequoia
International, a corporation of the Republic of Mauritius; and Leeward Consulting Group, a Nevis West Indies corporation. As consideration, the Company was to receive an aggregate of 375,000 shares of Homes For America Holdings, Inc., a Nevada corporation.

         Under the second of the agreements, the Company issued a total of 208,345 shares of its Common Stock pursuant to Regulation S to the following three offshore entities: Candlin Investments, Inc., a British corporation; Insignia Financial Services Limited, a British corporation; and World Financial Securities, Inc., a British corporation. The Company was to receive 125,000 shares of Homes for America Holdings, Inc.

          The offshore entities were not able to deliver the appropriate shares of Homes for America Holdings, Inc. Therefore, the Company agreed to a reduction of its liability to CFS in the amount of $142,477 as consideration for issuing the shares.

         A former landlord of the Company has asserted a substantial claim against the Company which could significantly impair the Company's future liquidity and financial position. See "Item 3 - Legal Proceedings" for more information on this matter. Mid-Monmouth Realty Associates, who leased a manufacturing facility in New Jersey to the Company from 1986 to 1994, has submitted an invoice of $1,618,124 covering rent, environmental cleanup costs, miscellaneous costs, late fees and interest. This claim stems from a Modification of Lease Agreement entered by and between the Company and Mid-Monmouth on October 29, 1993. Of the total amount claimed, approximately $1,240,028 constitutes unpaid rent required under the lease modification. The Company contends that only $354,712 in unpaid rent is owed because the remainder of the charges were accrued after the Company was evicted from the site and after the term provided in the lease modification. The remaining $403,065 of the amount claimed by Mid-Monmouth constitutes environmental cleanup costs which Mid-Monmouth claims to have incurred on the property and which are the Company's obligation under the lease modification. These costs apparently include the demolition of the building located on the manufacturing site which occurred after the Company was evicted from the leasehold, although the landlord has not detailed these costs to the Company. Mid-Monmouth obtained a $351,005 judgment in 1993 representing the Company's rental obligations as of September 24, 1993. Mid-Monmouth has not initiated a proceeding to recover the additional amounts claimed and the Company believes it has substantial grounds to defend against any suit potentially commenced by Mid-Monnmouth to recover the amount presently asserted as due. However, an unfavorable outcome of any such suit would substantially impair the Company's financial position. This is especially true given the Company's absence of cash flow and history of operating losses.

         The State of New Jersey Department of Environmental Protection has sent the Company notice that $24,200 in environmental oversight costs are immediately due and payable. This obligation stems from environmental sampling that was done at the Company's former manufacturing plant including samplings of storage and waste tanks, the former settling pond, pipe discharges, below-ground surface soil and groundwater. The State asserts that these oversight costs are the joint and several liability of the Company and its former landlord. While no proceeding has commenced, the State has indicated that it will seek recovery of the full amount from the Company. Pursuant to the Lease Modification, the Company will be required to reimburse any costs which the landlord pays to the State with regard to this matter.

         Subsequent to the end of 1997, the Company became aware that the State of New Jersey had suspended the Company's Certificate of Incorporation for failure to file a required annual report with the State and failure to pay the accompanying annual fees. The Company has requested the documentation necessary to reinstate the Company with the State of New Jersey. The Company is in the process of restoring its good standing with the State of New Jersey.

--------------------------------------------------------------------------------

ITEM 7.           FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         See the audited financial statements attached hereto and numbered F-1 through F-10.

















                      [THIS SPACE LEFT INTENTIONALLY BLANK]

Andersen, Andersen & Strong, L.C.
Certified Public Accountants and Business Consultants
941 East 3300 south, suite 202
Salt Lake City, UT 84106
Telephone(801)486-0096
Facsimile(801)486-0098


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
 BRIA Communications Corporation

We have audited the balance sheet of BRIA Communications Corporation as of December 31, 1997 and the related statements of operations, stockholders' equity (deficit),and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bria Communications Corporation as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

/s/Anderson, Anderson & Strong

Salt Lake City, Utah
June 9, 1998

                         BRIA COMMUNICATIONS CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1997



                                     ASSETS

CURRENT ASSETS:
  None                                                          $              -
                                                                    ------------
    Total Current Assets                                                       -
                                                                    ------------
                                                                $              -
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable - officers and directors (Note 2)                $        71,775
  Accounts payable                                                     1,136,005
  Other current liabilities                                              124,832
                                                                    ------------
    Total Current Liabilities                                          1,332,612
                                                                    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock:
   Class A, $.001 par value; shares authorized, 10,000,000;
     shares issued and outstanding, 1,541,349                              1,542
   Class B $.001 par value; shares authorized, 220,000;
     shares issued and outstanding, 213,440 (convertible
     into Class A shares)                                                    213
  Capital in excess of par value                                       7,960,305
  Accumulated deficit                                               ( 9,288,743)
  Trade credits (Note 7)                                            (     5,929)
                                                                    ------------
    Total stockholders' Equity (Deficit)                            ( 1,332,612)
                                                                    ------------
                                                                    $       -
                                                                    ============





                                       F-2
                             See accompanying notes

                         BRIA COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                1997                        1996
REVENUE                                      $    -                  $       -
                                           ------------                ---------
COST AND EXPENSES:
  General and administrative                  286,707                    781,410
  Environmental cleanup costs                  12,308                    390,697
  Interest                                      4,155                      4,173
  Loss on sale of investments                 381,844                     10,268
                                           ------------             ------------
                                              685,014                  1,186,548
                                           ------------             ------------
NET LOSS                                   $( 685,014)              $(1,186,548)
                                           ============             ============
NET LOSS PER COMMON SHARE:
  Net (loss) per common share              $(       .55)            $(     2.87)
                                            ============            ============
  Weighted average number of common
   shares outstanding                        1,247,224                   413,046
                                            ============            ============


                                       F-3
                             See accompanying notes

                        BRIA COMMUNICATIONS CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)
                     YEAR ENDED DECEMBER 31, 1997 AND 1996

                                                                                              Net Unrealized
                                                                                                  Gain on                    Total
                                                                        Capital In              Securities   Trade and  Stockholders
                              Class A   Class A   Class B     Class B    Excess of  Accumulated  Available     Media         Equity
                              Shares    Amount    Shares      Amount       Par         Deficit    For Sale    Credits      (Deficit)
BALANCE, December 31, 1995    339,909   $   340  213,440   $    213  $  7,061,002   $(7,417,181)  $   -    $( 173,466)   $( 529,092)
  Shares issued for rescinded
  merger                       75,000        75     -           -           1,425         -           -           -           1,500
  Additional shares issued for
  debt settlement              38,061        38     -           -         208,230         -           -           -          208,268
  Additional shares issued for
  services                    127,350       127     -           -         282,909         -           -           -          283,036
  additional shares issued for
  investments                   6,497         7     -           -          26,061         -           -           -           26,068
  additional shares issued for
  other consideration           3,444         3     -           -           6,134         -           -           -            6,137
  Changes in unrealized gain on
  available for sale securities    -          -     -           -              -          -          181,044      -          181,044
  Changes in trade and
  media credits                    -          -     -           -              -          -           -         167,865      167,865
  Net Loss for year                -          -     -           -              -      (1,186,548)     -           -      (1,186,548)
                              ---------   ------  -------    --------   ----------   ------------    --------   --------  ----------

BALANCE, December 31, 1996    590,261       590  213,440        213     7,585,761     (8,603,729)     181,044   (  5,601)(  841,722)
  Additional shares issued
  for debt settlement         879,253       879     -           -         256,199         -             -           -       257,078
  Additional shares issued
  for services                 29,057        29     -           -          98,388         -             -           -        98,417
  Additional shares issued
  for other consideration      442,778       44     -           -          19,957         -             -           -        20,001
  Changes in unrealized
  gain on available
  for sale securities             -           -     -           -              -          -         ( 181,044)      -    (  181,044)
  Changes in trade and
  media credits                   -           -     -           -              -          -             -       (  328)  (      328)
  Net loss for year               -           -     -           -              -      (  685,014)       -           -    (  685,014)
                              --------   ------- --------    -------     --------  -------------    ----------  -------   ---------
BALANCE, December 31, 1997   1,541,349   $ 1,542 213,440        213   $ 7,960,305   $( 9,288,743)  $    -      $( 5,929)$(1,332,612)

                                       F-4
                             See accompanying notes

                         BRIA COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $(    685,014)        $(  1,186,548)
                                              ------------          ------------
Adjustments to reconcile net loss to net cash provided by operting activities:
  Common stock issued for services                 98,417                283,035
  Common stock issued for other expenses             -                     7,638
  Expenses resulting from trade credit transaction 19,673                167,865
  Loss on securities                              381,844                 10,268
  (Increase) decrease in accounts receivable         -                       239
  Increase (decrease) in accounts payable         180,893                701,657
  Increase (decrease) in accrued liabilities        4,154          (      6,519)
                                              ------------          ------------
  Total adjustments                               684,981              1,164,183
                                              ------------          ------------
Net cash (used) by operating activities      (         33)         (     22,365)
                                              ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities               -               (     60,000)
                                             ------------           ------------
  Net cash used by investing activities            -               (     60,000)
                                             ------------           ------------
NET INCREASE (DECREASE) IN CASH              (         33)         (     82,365)
Cash, beginning                                        33                82,398
                                             ------------           ------------
Cash, ending                                $      -              $           33
                                             ============           ============
SUPPLEMENTAL DISCLOSURES:
  Interest expense                          $       4,173         $        4,173
                                             ============           ============
  Non cash financing activities:
   Issuance of common stock for services    $      98,417         $      283,036
                                             ============           ============
   Issuance of common stock for expenses    $      20,000         $        7,638
                                             ============           ============
   Issuance of common stock for debt        $     257,078         $      208,268
                                             ============           ============
   Issuance of common stock for investments $       -             $       26,068
                                             ============           ============
   Investment securities exchanged for debt:
    Debt reduction                          $      22,601         $        -
    Cost of securities                            404,445                  -
                                             ------------           ------------
    Net loss                                $     381,844         $        -
                                             ============           ============






                                      F-5
                             See accompanying notes

                         BRIA COMMUNICATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996




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

Basis of Financial Statement Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses and at December 31, 1997 the stockholders equity reflects a deficit of $1,332,612. The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses, settle its obligations and develop an active business.

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

NOTE 2 - NOTES PAYABLE - OFFICERS AND DIRECTORS

Notes payable to officers and directors consists of the following:

                                                              December 31,
                                                                 1997

         Note payable, with interest at 8%                    $50,400
         Note payable, with interest at 8.5%                   21,375
                                                              -------
                                                              $71,775
                                                              =======

At December 31, 1997 the above notes payable to officers and directors were in default.

NOTE 3 - STOCK OPTIONS AND WARRANTS

During 1995, the Company granted Karston Electronics, Ltd. and East-West Trading Corp. both options to purchase 250,000 of its Class A common stock at $.50 per share. All the options expired in August, 1996.

During 1995, the Company granted its president, Richard Lifschutz, options to purchase 5,000 shares per month of its Class A common stock at $.50 for 12 months. All the options (60,000 shares) expired in March, 1996.

During 1996, the Company granted options to purchase 1,059,460 (52,973 post 1 for 20 reverse) shares of Class A common stock. All of these options were exercised during 1996.

Activity under the Company's plans was as follows:

                                    Number of                    Option
                                     Shares                  Price per share

Outstanding at December 31, 1995     560,000                     $.50
   Expired 1996                     (560,000)
   Granted 1996                    1,059,460                 $.15  - $.26
   Exercised 1996                 (1,059,460)                $.15  - $.26
                                   ---------
Outstanding at December 31, 1996
   and 1997                             -
                                   ---------

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

NOTE 4 - COMMON STOCK

During 1997, the Board of Directors approved a 1 for 20 reverse stock split of the Class A common stock, and a decrease in the authorized number of shares of Class A common stock from 200,000,000 to 10,000,000 shares. The par value of $.001 was unchanged. The details of the Company's Common Stock at December 31, 1997 are as follows:
                                                                Number of Shares
                                                                       1997
 Class A, $.001 par value:
  Authorized                                                     10,000,000
  Issued and outstanding                                          1,541,349
 Class B, $.001 par value:
  Authorized                                                        220,000
  Issued and outstanding                                            213,440

Class B shares are convertible into Class A shares on a eight hundred-for-one basis and each class has the same rights and privileges with the exception of voting.

On May 8, 1996, a Stock Exchange Agreement between the Company and AltaChem was rescinded by all parties retroactive to its inception on December 3, 1995. Pursuant to the cancellation agreement, all shares of common stock previously exchanged are to be returned. At December 31, 1997, 18,749,796 (937,490 post 1 for 20 reverse)shares of the Company's Class A common stock had not been returned. The Company has notified its stock transfer agent that these shares are not outstanding and are to be canceled upon receipt of the certificate, accordingly, a stop transaction order has been placed on the shares by the agent. These shares are not included in the total of outstanding shares in the financial statements.

NOTE 5 - INCOME TAXES

At December 31, 1997, the Company had a federal net operating loss (NOL) carryforward totaling approximately $4,388,169 that may be offset against future taxable income in varying amounts through 2012. In addition, the Company has certain tax credit carryforwards of approximately $131,000 which expire in varying amounts between 2000 and 2005. The Company has approximately $7,380,000 of capital loss carryover that expires beginning in 1999. Loss carryovers of approximately $6,500,000 and tax credits of Approximately $122,000 were lost during 1994 when the Company's subsidiaries were dissolved pursuant to Chapter 7 bankruptcy. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

NOTE 5 - INCOME TAXES (Continued)

The expected tax benefit resulting from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements because of the increase in valuation allowance. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryovers in the event of a significant change in ownership of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leased manufacturing, storage and office facilities under an operating lease. The lease agreement stated that tenancy was from month to month after December 31, 1993, terminable by either party on 30 days prior notice but no later than March 31, 1994. The Company was evicted on or about March 31, 1994. The Company believes that additional charges after that date are not justified according to the terms of the lease agreement. The landlord has billed the Company for a variety of charges since that date resulting in a disagreement over the amount owed by the Company. As of December 31, 1997, the Company has recorded an obligation of $354,711 as compared to the landlord's claim of $1,240,029, resulting in an amount in dispute of approximately $885,318. This disputed amount does not appear as an obligation on the Company's financial statements. No law suits have been filed to date regarding the disputed amount, however, the landlord received a judgment in its favor in 1993 in the amount of $351,005 representing the Company's obligation at September 24, 1993. The Company believes that the possibility of an unfavorable outcome regarding this disputed amount is reasonably possible but not probable.

Additionally, the Company is obligated under its lease agreement to reimburse the landlord for all costs of environmental clean-up. The Company executed two security agreements with the landlord as the secured party for the costs of clean-up. The first $100,000 is subordinate only to the security interest of the bank debt, if any, taxes owed to Internal Revenue Service, and State of New Jersey taxes. Any liability in excess of $100,000 is secured but subordinate to the security interest of the same entities plus that of Ira and Lawrence Friedman. During 1996 and 1997, the landlord billed the Company $403,005 for environmental clean-up costs which the landlord claims to have incurred. The Company has recognized this obligation in its financial statements although supporting documentation has not been furnished by the landlord. The Company had insurance policies which it believes should cover approximately $100,000 of the clean-up costs, however, the insurance company has denied any liability.

                         BRIA COMMUNICATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1997 AND 1996



NOTE 7 - RELATED PARTY TRANSACTIONS

Richard Lifschutz, the Company's president and director, is compensated pursuant to an agreement dated March 1, 1995. From March 1995 until June 1996 the agreement provided for Mr. Lifschutz to receive 5,000 (250 post 1 for 20 reverse)shares of the Company's Class A common stock per month for services rendered as well as options to purchase 5,000 (250 post 1 for 20 reverse) additional shares per month at an option price of $.50 per share. None of these options were exercise and they expired in June, 1996. On July 5, 1996, the agreement was amended to provide for the monthly issuance of 10,000 (500 post 1 for 20 reverse) shares per month.

Richard Lifschutz, is also a media and barter broker with "ITEX" barter network. During 1995, the Company acquired media and barter credits in exchange for shares of its Class A common stock. The media credits were exchanged for trade credits during 1996. During 1997 the Company acquired additional trade credits in exchange fro shares of its Class A common stock. Mr. Lifschutz, as a broker, negotiated these transactions. The value for outstanding trade credits acquired in exchange for shares is considered prospective and unrealized at December 31, 1997 and is therefore deducted from the stockholders' equity.

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

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments at December 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

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

         In 1986, Mr. Wolfson was convicted of violating 18 U.S.C. ss.371; 18 U.S.C. ss.1001 and 1002; and 18 U.S.C. ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until May 1995. In February 1995, a complaint was filed with the

Florida Court alleging that Mr. Wolfson had violated the terms of the probation. The Florida Court changed the jurisdiction of the matter to the U.S. District Court for the District of Utah, Central Division (the "Utah Court"). The Utah Court heard the matter in August 1995 and on October 20, 1995, the Court ruled that a violation of the original terms of the probation had occurred. This finding effectively revoked Mr. Wolfson's probation. The Utah Court judge signed a written order containing new terms of probation, including a term which prohibits Mr. Wolfson from engaging in directly in any transaction, including the purchase and sale of stock, in connection with stock promotion or any stock offering. Mr. Wolfson filed an objection seeking clarification of the probation terms but the Court has not responded to this objection.

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

--------------------------------------------------------------------------------

Executive Compensation

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the 1997 fiscal year.

         The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of Richard Lifschutz who serves as the Company's chief executive officer:
                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation Award             Long Term Compensation


Name and Principal Position                    Year        Salary($)   Bonus($)   Other     Restricted    Options/     LTIP    Other
                                                                                  Annual     Stock         SARs(#)    Payout
                                                                                  Comp.      Awards

---------------------------                    ------     ---------    --------   ------    ----------    -------     -------  -----
Richard Lifschutz,
President and ............................       1997       -0-       -0-           -0-       $ 3,750       -0-       -0-       -0-
Chief Executive Officer ..................       1996       -0-       $5,000O       -0-       $ 8,993*      -0-       -0-       -0-
                                                 1995       -0-       -0-           -0-       $22,348+      -0-       -0-       -0-
James Tilton, Former
Chief Executive Officer ..................       1995       -0-       -0-           -0-           -0-       -0-       -0-       -0-

-------------------------------------------------

* Pursuant to the terms of a March 31, 1995 agreement, the Company issued Mr. Lifschutz 5,000 restricted shares of Common Stock per month from the period of March 31, 1995 to July 31, 1996 as consideration for his services as the Company's president, chief executive officer and director. In August 1996, this amount was increased to 10,000 shares of stock per month. The Company discontinued this compensation to Mr. Lifschutz during 1997 The Company issued a total of 2,000 shares (as adjusted for the April 11, 1997 1-for-20 reverse stock split) to Mr. Lifschutz during 1997, as compared to 3,288 shares for 1996. All shares were valued at 50% of the closing bid and asked prices for the Common Stock on the 10 days preceding the date of issuance, the discount reflecting the one year holding period imposed on the Common Stock.

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

Compensation Of Directors

         Richard Lifschutz, the Company's president, chief executive officer and director is compensated pursuant to a Letter Agreement dated March 1, 1995. From March 1995 until June 1996, the Agreement provided for Mr. Lifschutz to receive 250 restricted shares of Common Stock per month for services rendered on behalf of the Company. On July 5, 1996, the Agreement was amended to provide for the monthly issuance of 500 restricted shares to Mr. Lifschutz. The Agreement also entitles Mr. Lifschutz to receive additional compensation, as a finder's fee, for business opportunities that Mr. Lifschutz introduces to the Company.

         The Company does not have any formal compensation arrangements with any of its other directors. Instead, the Company has issued restricted shares of Common Stock to directors on an ad hoc basis based upon the services performed by those individuals as directors. During 1997, the Company issued 200 shares of Common Stock to other directors.

--------------------------------------------------------------------------------

ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

          On March 31, 1998, there were 1,541,349 shares of the Company's Class A Common Stock $0.001 par value and 213,438 shares of its Class B Common Stock $0.001 par value, issued and outstanding. The Company's Class A Common Stock is publicly traded on the OTC Bulletin Board. The Company's Class B Common Stock is not publicly traded and is owned exclusively by the two entities listed below. The following table sets forth information concerning the stock ownership as of March 31, 1998 with respect to: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of each class of the Company's Class A and Class B Common Stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group. For more information on the Company's Class A Common Stock and Class B Common Stock, see "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters."


                                           Amount Nature of           Percent
Title of Class   Name and Address          Beneficial Ownership       of Class
                 of Beneficial Owner

                              CLASS A COMMON STOCK
Class A          Allen Wolfson                         6,207            0.4%
Common Stock     268 West 400 South, Suite 300
                 Salt Lake City, Utah 84101
Class A          Richard Lifschutz                     2,524            0.2%
Common Stock     147-17 Newport Avenue
                 Neponsit, NY 11964
Class A          Isaac Lifschutz                       1,163            0.1%
Common Stock     147-17 Newport Avenue
                 Neponsit, NY 11964
Class A          Officers and Directors as a Group     3,687            0.6%
Common Stock

                              CLASS B COMMON STOCK
Class B          Ira L. Friedman                      98,438           46.1%
Common Stock     10 Bingham Hill Circle
                 Rumson, New Jersey 07760
Class B          A-Z Professional Consultants, Inc.  115,000          53.8%
Common Stock     268 West 400 South, Suite 300
                 Salt Lake City, UT 84101

--------------------------------------------

+ Of  this  total,  4,042  shares  are  held  of  record  by  A-Z  Professional
Consultants, Inc., a Utah corporation of which Mr. Wolfson is the sole shareholder. The remaining 2,165 shares are held of record by Canton Financial Services Corporation. These latter shares may be deemed to be beneficially owned by Mr. Wolfson by virtue of his potential control of the parent corporation of Canton Financial Services. Mr. Wolfson disclaims beneficial ownership of these latter 2,165 shares.

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

--------------------------------------------------------------------------------


Transactions Involving Canton Financial Services and Affiliated Entities

         Canton Financial Services has served as a consultant to the Company since 1994, assisting the Company in locating potential merger or acquisition candidates and in providing general bookkeeping and record keeping and administrative services. Canton Financial has accepted the Company's Common Stock in lieu of cash compensation in exchange for its services on behalf of the Company pursuant to a May 16, 1995 consulting agreement. During the 1997 fiscal year, the Company issued a total of 61,538 shares of Common Stock to Canton Financial, as compared to 40,729 shares for 1996. Canton Financial may be deemed to be an affiliate of the Company by virtue of being under the potential common control of Allen Wolfson, who is the indirect beneficial owner of a majority of the Company's Class B Common Stock. Pursuant to the Company's Articles of Incorporation, the holders of the Class B Common Stock are entitled to elect a simple majority of the Company's directors. Allen Wolfson is disclosed to be a potential control person of CyberAmerica Corporation, a public Nevada corporation which is the parent of Canton Financial Services.

         On July 11, 1996, the Company executed an agreement with CyberMalls, Inc., a wholly-owned subsidiary of Canton Financial. Pursuant to that agreement, the Company purchased CyberFootball, Inc., a Nevada corporation ("CFI"). CFI had a business plan to market football-related products and services over the Internet. According to the agreement, the Company was to find clients interested in marketing products related to football. CyberMalls was obligated to provide the related computer programming, art work and technical assistance. In exchange for CFI and the ongoing support of CyberMalls, the Company was required to issue 39,750 shares of Common Stock, to execute an $11 million promissory note in favor of CyberMalls and to provide other consideration contingent upon the future profitability of CFI. On February 25, 1997, the Company received notice of CyberMalls' decision to discontinue operations. Because the Company lacked the expertise to effect CFI's business without the assistance of CyberMalls, CFI's operations effectively terminated. The Company did not deliver any of the consideration required in the agreement to acquire CFI and was released from any obligation to do so pursuant to a settlement executed between the Company and CyberMalls subsequent to the 1996 fiscal year.

--------------------------------------------------------------------------------

ITEM  13.         EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-QSB, which is herein incorporated by reference.

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


         /s/Richard Lifschutz
         Richard Lifschutz



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                              Date



/s/Richard Lifschutz       President and Director             June    , 1998
Richard Lifschutz



/s/Isaac Lifschutz         Secretary, Treasurer and Director  June     , 1998
Isaac Lifschutz

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