Form 10QSB
period 1998-03-31
BRIA COMMUNICATIONS CORP
filed 1998-06-17
CIK 65231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

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




                 147-17 Newport Avenue, Neponsit, New York 11964
               (Address of Principal Executive Offices) (Zip Code)


                                 (718) 318-1535
                (Issuer's Telephone Number, Including Area Code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes __  No XX



The number of shares outstanding of the issuer's common stock ($0.01 par value), as of June 12, 1998 was 2,061,349.



                                Total Number of Sequentially Numbered Pages 7
                                                  Index to Exhibits on Page 7
                                        1

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4


                                     PART II

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................7

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.           FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Unless otherwise indicated, the term "Company" refers to BRIA Communications Corporation and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended March 31, 1998 and statements of operations for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-7 and incorporated herein by this reference.


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                        BRIA COMMUNICATIONS CORPORATION
                            UNAUDITED BALANCE SHEET
                                 March 31, 1998


                                     ASSETS

CURRENT ASSETS:                                       $          -
                                                        -------------
      None                                                       -
                                                        -------------

          Total Current Assets                                   -
                                                        =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Notes payable - officers and directors          $        72,818
      Accounts payable                                      1,166,246
      Other current liabilities                               124,832
                                                        --------------

          Total Current Liabilities                         1,363,896
                                                        --------------

STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock:
        Class A, $.001 par value; shares authorized, 10,000,000;
          shares issued and outstanding, 1,591,349     $        1,592
        Class B, $.001 par value; shares authorized, 220,000;
          shares issued and outstanding, 213,440 (convertible
          into Class A shares)                                    213
      Capital in excess of par value                        7,961,755
      Accumulated deficit                                  (9,321,527)
      Trade credits                                            (5,929)
                                                         -------------

          Total Stockholders' Equity (Deficit)            ( 1,363,896)
                                                         -------------

          Total Liabilities and Stockholders' Equity   $           -
                                                         =============


                 See notes to unaudited financial statments

                        BRIA COMMUNICATIONS CORPORATION
                        UNAUDITEDSTATEMENTS OF OPERATIONS
                     Quarters Ended March 31, 1998 and 1997



                                                   1998                  1997
                                               -------------          ----------
REVENUE                                       $           -          $        -
                                               -------------          ----------

COST AND EXPENSES:
      General and administrative                      31,741             104,721
      Environmental cleanup costs                         -                   -
      Interest                                         1,043               1,043
      Loss on sale of investments                         -                   -
                                               --------------         ----------

           Total Cost and Expenses                    32,784             105,764
                                               --------------         ----------

NET LOSS                                      $      (32,784)        $ (105,764)
                                               ==============         ==========

NET LOSS PER COMMON SHARE:
      Net (loss) per common share             $        (0.02)        $    (0.18)
                                               ==============         ==========
      Weighted average number of common shares
        outstanding                                 1,566,349            594,331
                                               ==============         ==========


                   See notes to unaudited financial statements

                        BRIA COMMUNICATIONS CORPORATION
                        UNAUDITED STATEMENTS OF CASH FLOW
                     Quarters Ended March 31, 1998 and 1997



                                                       1998             1997
                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                   $      (32,784)    $  (105,764)
                                                    ------------     -----------

Adjustments to reconcile net loss to net cash provided by operating activities:
      Common stock issued for services                    1,500           35,461
      Increase (decrease) in accounts payable            31,284           70,270
                                                    ------------     -----------

      Total adjustments                                  32,784          105,731
                                                    ------------     -----------

Net cash (used) by operating activities                      -              (33)
                                                    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                      -                -
                                                    ------------     -----------
      Net cash used by investing activities                  -                -
                                                    ------------     -----------

NET INCREASE (DECREASE) IN CASH                              -              (33)
Cash, beginning                                                               33
                                                    ------------     -----------
Cash, ending                                       $         -     $          -
                                                    ============     ===========

SUPPLEMENTAL DISCLOSURES:
      Interest expense                             $       1,043   $       1,043
                                                    ============     ===========
      Non cash financing activities:
         Issuance of common stock for services     $       1,500   $      35,467
                                                    ============     ===========

                  See notes to unaudited financial statements


                                                   BRIA COMMUNICATIONS CORPORATION
                                        UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           March 31, 1998

                                                                                                                          Total
                                                                            Capital In                  Trade and      Stockholders
                      Class A      Class A       Class B       Class B      Excess Of     Accumulated     Media           Equity
                      Shares       Amount        Shares        Amount          Par         Deficit       Credits        (Deficit)
                     ----------    ---------    ----------     ---------    -----------  -------------  -----------    -------------
BALANCE
December 31, 1997    1,541,349   $   1,542       213,440     $     213     $  7,960,305  $ (9,288,743)  $   (5,929)    $ (1,332,612)
Issued                  50,000          50                                        1,450                                        1,500

Net income (loss)                                                                             (32,784)                      (32,784)
                     ----------    ---------    ----------     ----------    -----------  -------------  -----------    ------------
BALANCE
March 31, 1998       1,591,349   $   1,592       213,440     $     213     $  7,961,755  $ (9,321,527)  $   (5,929)    $ (1,363,896)



                                            See notes to unaudited financial statements
                                                                F-4

                         BRIA COMMUNICATIONS CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997


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

Investment Securities

Available-for-sale securities are stated at fair value, unrealized holding gains and losses and net of the related deferred tax effect are reported as a separate component of stockholders' equity.

Basis of Financial Statement Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained recurring losses and at March 31, 1998 the stockholders' equity reflects a deficit of $1,363,896. The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses, settle its obligations and develop an active business.

NOTE 2 - NOTES PAYABLE - OFFICERS AND DIRECTORS

Notes payable to officers and directors consists of the following:

                         BRIA COMMUNICATIONS CORPORATION
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1998 and 1997

                                                                December 31,
                                                                    1997

                  Note payable, with interest at 8%        $        51,243
                  Note payable, with interest at 8.5%               21,575
                                                              ---------------

                                                           $        72,818
                                                              ===============

At March 31, 1998, the above notes payable to officers and directors were in default.

NOTE 3 - COMMON STOCK

During 1997, the Board of Directors approved a 1 for 20 reverse stock split of the Class A common stock and a decrease in the authorized number of shares of Class A common stock from 200,000,000 to 10,000,000 shares. The par value of $.001 was unchanged. The details of the Company's Common Stock at March 31, 1998 are as follows:
                                                            Number of Shares
         Class A, $.001 par value;
           Authorized                                             10,000,000
           Issued and outstanding                                  1,591,349
         Class B, $.001 par value;
           Authorized                                                220,000
           Issued and outstanding                                    213,440

Class B shares are convertible into Class A shares on an eight hundred-for-one basis and each class has the same rights and privileges with the exception of voting.

On May 8, 1996, a Stock Exchange Agreement between the Company and AltaChem was rescinded by all parties retroactive to its inception on December 3, 1995. Pursuant to the cancellation agreement, all shares of common stock previously exchanged are to be returned. At March 31, 1998, 18,749,796 (937,490 post 20 for 1 split) shares of the Company's Class A common stock had not been returned. The Company has notified its stock transfer agent that these shares are not outstanding and are to be canceled upon receipt of the certificate, accordingly, a stop transaction order has been placed on the shares by the agent. These shares are not included in the total of outstanding shares in the financial statements.

NOTE 4 - BASIS OF PRESENTATION

The accompanying consolidated unaudited condensed financial statements have been prepared by

                         BRIA COMMUNICATIONS CORPORATION
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                             March 31, 1998 and 1997

management in accordance with the instructions in form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1997. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 1998.

NOTE 5 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

There have been no material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. Therefore, those footnotes are included herein by reference.

--------------------------------------------------------------------------------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

--------------------------------------------------------------------------------


         BRIA Communications Corporation, a New Jersey corporation hereafter referred to as the "Company," was originally involved in the repair of aircraft turbines and engine components and the purchasing, processing and selling of special refractory metals. All active operations in such industries ceased in June 1994, an event that significantly affected the Company's performance. The Company then changed its focus to searching for suitable merger or acquisition candidates. Since the Company changed its focus to searching for a suitable merger or acquisition candidate, the Company has entered into several agreements to acquire other companies. All of these acquisitions have failed.

         However, on April 16, 1998, the Company entered into an Agreement to purchase a 100% interest in AmViet Development Corporation, a Bahamian Corporation ("AVDC") from International Beverage Development Corporation, a Delaware Corporation. (the "Agreement"). AVDC has represented that it is the owner of a license issued by the Vietnamese government which allows AVDC to act as a joint venture partner with Quang Tri Beer Factor, a Vietnamese partner. Pursuant to the licensing arrangement, AVDC owns a 70% interest in the AmViet Mineral Water Company which is license to produce water, mineral water and other beverages in Vietnam. Quang Tri Beer Factory owns the other 30% of AmViet Mineral Water for which it contributed the plant and land. As of the signing of the Agreement the plant was unfinished, but was scheduled to begin production in approximately 60 days. As of June 12, 1998, AVDC represented that the plant should be ready for production on or around June 30, 1998.

         ADVC also is a licensee of the Monarch Beverage Company in Vietnam. The Monarch license enables AVDC to sell the Monarch franchise products such as America Cola, Dad's Rootbeer, Kikapoo Joy Juice, and Bubble Up in Vietnam. If the Company successfully acquires AVDC it will have an indirect ownership interest in the land, buildings, equipment, water rights, any accrued goodwill, customer lists and accounts receivables. The Company anticipates the closing to occur on July 7, 1998. However, the Company is still in the due diligence phase and closing will be subject to a satisfactory review of AVDC by the Company and review of the Company by International Beverage Development Corporation.


Plan of Operation

         The Company's current plans include completion of it due diligence in the tentatively scheduled closing on the acquisition of AVDC. In the event the acquisition fails, the Company will continue to search for appropriate business opportunities, including businesses which the Company can acquire as operating subsidiaries. The Company's goal is to acquire assets which will provide the Company with revenues.

          In the Company's quest for business opportunities, the Company has employed the services of Canton Financial Services Corporation, a Nevada corporation and a wholly owned subsidiary of the Company, ("CFS"). CFS provides business services to the Company including, administrative, accounting, and shareholder relations work. CFS was originally retained in May 1995 pursuant to a Consulting Agreement. CFS is currently rendering services to the Company. The terms and amount of payments will be negotiated upon the Company acquiring or merging with an operating or a potentially viable business.

Results of Operations

         The Company had no significant operations during the first quarter of 1998. The operations of the Company have consisted primarily of maintaining its corporate form, filing its public reports with the Securities & Exchange Commission and attempting to settle past debts through the issuance of common stock.

     The General and administrative expenses decreased by $72,980 from $104,721 during the quarter ending March 31, 1997, to $31,741 during the quarter ending March 31, 1998. This decrease was due primarily to a significant decrease in consulting expenses paid to outside consultants.

Capital Resources and Liquidity

         The Company has no current assets and no cash reserves. The Company has issued shares of its common stock to creditors to cover some of its expenses and issued common stock at heavy discounts for limited amounts of cash. In addition, CFS has advanced limited amounts of cash to pay for expenses related to maintaining the Company's corporate form.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.           OTHER INFORMATION

--------------------------------------------------------------------------------

     Subsequent to the end of the quarter ended March 31, 1998, the Company issued a total of 570,000 shares of its Class A common stock for consulting services: (1) 190,000 shares were issued to the Company's president, Richard Lifschutz; (2) 70,000 shares were issued to the Company's secretary/treasurer, Isaac Lifschutz; (3) 150,000 shares were issued to A-Z Professional Consultants, Inc.; (4) 150,000 shares were issued to CFS; and (5) 10,000 shares were issued for legal services.

--------------------------------------------------------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is herein incorporated by reference.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the period for which this report is being filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of June 1998.

         BRIA Communications Corporation


          /s/ Richard Lifschutz
         Richard Lifschutz

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                Date


 /s/ Richard Lifschutz              President and Director         June 15, 1998
----------------------------
Richard Lifschutz


 /s/ Isaac Lifschutz                Treasurer, Secretary           June 15, 1998
-------------------------------     and Director
Isaac Lifschutz

                                INDEX TO EXHIBITS


EXHIBIT                                         DESCRIPTION
NUMBER
3(a)              *     Articles  of  Incorporation  of the  Company,  filed  as
                        Exhibit 3(i) to * Registrant's Registration Statement on
                        Form S-4 filed June 2, 1990, as amended.

3(b)              *     Bylaws  of  the  Company,  filed  as  Exhibit  3(ii)  to
                        Registrant's  Registration * Statement on Form S-4 filed
                        June 2, 1990, as amended.

10(i)(a)          8     Agreement  to  Acquire  AmViet  Development  Corporation
                        between   the   Company   and   International   Beverage
                        Development  Corporation  dated  April  16,  1998,  with
                        Addendums.


     * Incorporated herein by reference from the Company's Form 10-KSB filed with the Commission on August 23, 1994.